Form 10-Q
period 2021-10-31
Glidelogic Corp.
filed 2021-12-14
CIK 1848672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2021

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Registration No. 333-254750

GLIDELOGIC CORP.

(Exact name of registrant as specified in its charter)

NV	98-1575837	7371
State or Other Jurisdiction of	IRS Employer	Primary Standard Industrial
Incorporation or Organization	Identification Number	Classification Code Number

21/1 Erkindik Ave, ste. 187

Bishkek, KZ, 720000

Tel.  (786) 708-6089

Email: glidelogic@yandex.com

 (Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)       No ( )

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ( )       No (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	( )	Accelerated filer	( )
Non-accelerated Filer	(X)	Smaller reporting company	(X)
		Emerging growth company	(X)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes (X)       No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,792,500 common shares issued and outstanding as of December 14, 2021.

GLIDELOGIC CORP.

QUARTERLY REPORT ON FORM 10-Q

Item 6.	Exhibits	16

	Signatures	17

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements of Glidelogic Corp. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

GLIDELOGIC CORP.

BALANCE SHEETS

As at October 31, 2021 (Unaudited)

	October 31, 2021	January 31, 2021 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$20,733	$100
Accounts Receivable	-	990
Total Current Assets	20,733	1,090

Fixed Assets
Equipment, Website, net	4,925	-
Total Fixed Assets	4,925	-

Total Assets	$25,658	$1,090

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Account Payable	$2,500	$-
Loan	6,010	-
Total Current Liabilities	8,510	-

Other Liabilities
Deferred tax liability	2,182	-
Total Other Liabilities	2,182	-

Total Liabilities	10,692	-

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 2,128,750 shares issued and outstanding as of October 31, 2021 and as of January 31, 2021	2,129	2,000
Additional Paid in Capital	5,021	-
Accumulated income/deficit	7,816	(910)
Total Stockholders’ Equity	14,966	1,090

Total Liabilities and Stockholders’ Equity	$25,658	$1,090

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF OPERATIONS

For the three and nine months ended October 31, 2021 (Unaudited).

	Three months ended October 31, 2021	Nine months ended October 31, 2021
REVENUES	$-	$24,500
Gross Profit	-	24,500

OPERATING EXPENSES
General and Administrative Expenses	(3,810)	(13,592)
TOTAL OPERATING EXPENSES	(3,810)	(13,592)

NET LOSS/INCOME FROM OPERATIONS	(3,810)	10,908

PROVISION FOR INCOME TAXES	762	(2,182)

NET LOSS/INCOME	$(3,048)	$8,726

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,008,139	2,002,743

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and nine months ended October 31, 2021 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Income	Total Stockholder’s
	Shares	Amount	Capital		Equity (Deficit)
Balance, July 31, 2021	2,000,000	$ 2,000	$ -	$ 10,864	$ 12,864
Issuance of common stock	128,750	129	5,021	-	5,150
Net loss for the three months ended October 31, 2021	-	-	-	(3,048)	(3,048)
Balance, October 31, 2021	2,128,750	$ 2,129	$ 5,021	$ 7,816	$ 14,966

Balance, January 31, 2021	2,000,000	$ 2,000	$ -	$ (910)	$ 1,090
Issuance of common stock	128,750	129	5,021	-	5,150
Net income for the nine months ended October 31, 2021	-	-	-	8,726	8,726
Balance, October 31, 2021	2,128,750	$ 2,129	$ 5,021	$ 7,816	$ 14,966

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CASH FLOWS

For the nine months ended October 31, 2021 (Unaudited)

Nine months ended October 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,726
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation Expense	1,675
Accounts Receivable	990
Accounts Payable	2,500
Deferred Tax Liability	2,182
CASH FLOWS FROM OPERATING ACTIVITIES	16,073

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	(6,600)
CASH FLOWS FROM INVESTING ACTIVITIES	(6,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan From Director	6,010
Capital Stock	5,150
CASH FLOWS FROM FINANCING ACTIVITIES	11,160

NET CHANGE IN CASH	20,633

Cash, beginning of period	100
Cash, end of period	$20,733

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

As at October 31, 2021 (Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

GLIDELOGIC CORP. (“the Company”) was incorporated in the State of Nevada on December 11, 2020. We are a software development company which is developing online platform and messenger. Packed with bunch of redundant security and privacy tools the application is striving to meet and surpass defense-grade security requirements by employing “true end-to-end” encryption technology. Company location is in Kyrgyzstan.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company had $24,500 revenues for the nine months ended October 31, 2021.  The Company currently has income but has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with GAAP.

The Company’s year-end is January 31.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

As at October 31, 2021 (Unaudited)

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2021.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and related party loan payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Stock-Based Compensation

As of October 31, 2021, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Fixed Assets

Equipment is stated at cost, net of accumulated depreciation. The cost of equipment and website is depreciated using the straight-line method over five and one years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the equipment's useful life are capitalized. Equipment sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. ASC 606 adoption is on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. As of October 31, 2021, the Company has generated $24,500 revenue for the consulting service from our customers KR TechApp LLC and SARYMSAKOV AMAN KUBATBE.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective and thus not disclosed here, accounting pronouncements and we do not believe any of those pronouncements will have a material impact on the Company’ financial position, results of operations or cash flows.

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

As at October 31, 2021 (Unaudited)

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2021 there were no potentially dilutive debt or equity instruments issued or outstanding.

Note 4 – FIXED ASSETS

	Equipment	Website	Total
Cost
As at January 31, 2021	$-	-	-
Additions	2,100	4,500	6,600
Disposals	-	-	-
As at October 31, 2021	$2,100	4,500	6,600

Depreciation
As at January 31, 2021	(-)	(-)	(-)
Change for the period	(175)	(1,500)	(1,675)
As at October 31, 2021	$(175)	(1,500)	(1,675)

Net book value	$1,925	3,000	4,925

Note 5 – RELATED PARTY TRANSACTIONS

For the nine months ended October 31, 2021, our sole director has loaned to the Company $6,010.

Note 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On January 21, 2021 the Company issued 2,000,000 shares of common stock to a director at $0.001 per share.

In October 2021, the Company issued 128,750 shares of common stock for cash proceeds of $5,150 at $0.04 per share.

There were 2,128,750 shares of common stock issued and outstanding as of October 31, 2021.

Note 7 – COMMITMENTS AND CONTINGENCIES

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable (if any). No such event or amounts have been accrued in the financial statements with respect to any litigation or other claim matters.

Director and management stay informed about COVID-19 developments generally and ensure it has access to information related to a company’s response to the crisis and how the specific impact on the company is developing as the crisis extends.

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

As at October 31, 2021 (Unaudited)

Note 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to October 31, 2021, through December 14, 2021, and has determined issuance of 663,750 shares of common stock for cash proceeds of $26,550 at $0.04 per share in November 2021.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This prospectus contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

DESCRIPTION OF BUSINESS

GENERAL

We are a business body occupied with software development, encryption, block chain technologies and related lines of business aimed at the broad public. We angle at users whose primary significance in a messenger application is security and privacy of sent data. Our business address is 21/1 Erkindik Ave, ste. 187, Bishkek, Kyrgyzstan, 720000. Our phone number is (786) 708-6089. We expect we may fail to achieve profitability which may result in ceasing operations due to lack of funding.

Alongside with software related services we intend to provide software development consulting services. We expect our showpiece product to be an encrypted messenger application; currently being under development for that reason is nameless until the completion is due. We plan to develop the messenger using block chain technologies to provide privacy and security to users and their data.

Our messenger is a cutting-edge mobile platform with highly-secure on-the-go data-and-funds exchange environment to an end-user. Packed with bunch of redundant security and privacy tools the application is striving to meet and surpass defense-grade security requirements by employing “true end-to-end” encryption technology. We are planning to develop friendly and effective tools to control levels of own anonymity, privacy and security. That is why we are developing our messenger with using block chain technologies, also known as Distributed Ledger Technologies, which have the opportunities of security, encryption and decentralization.

The functionality of our messenger based on the idea that “message is a transaction” (like tokens transactions). Our technology based on the following type of transaction for sending messages: encrypt text – generate text into transaction - sign transaction with digital authentication - send the transaction to a node – distribution to the authentication hash – the recipient approves the transaction – message decryption.

We believe the messenger to attract attention with its features as follows,

1.

“End-to-end” encryption;

2.

Three factor verification system to be switched on/ off by the user;

3.

Encryption algorithm used encryption on-web and on-device, secure tunneling of messages to disable third parties to interfere, block or, by any means, to receive, steal or hack users messages and information stored within the messenger application;

4.

Sender anonymity;

5.

On-chat translation;

6.

On-chat money transactions and pay system;

7.

Self-destructing messages.

We have tested the concepts all the features above separately and currently we are working on its integration in the messenger platform. “On-chat money transactions and pay system” feature was tested with the prototype of digital tokens, developed especially for the test. We are not sure that that this feature may be incorporated with existing currencies. Currently, we are developing our messenger and working on the UX / UI app design. We are coding the internal application architecture and creating a database for the application algorithms implementation. According to our plan of operation, we plan to develop the first prototype by December 31, 2021.

We plan to deliver the mentioned services depending on the package ordered by a user, which can be tweaked within the settings of the messenger application. We expect to complete the development and penetrate the social applications market to achieve profitability; otherwise we may cease operations due to insufficient funds. We plan to offer the other services, the list of which can be extended or shortened depending on their profitability and popularity with the customers:

1.

Consulting services in software development business.

2.

Consulting services in data encryption.

3.

Consulting services in block chain operation and development.

4.

Software development using block chain technologies.

5.

Software development using encryption and data protection.

We plan to offer the above services to small and medium companies involved in various parts of the IT industry and companies providing services to IT entities.

REVENUE

We plan to generate revenue by developing and trading encrypting and block chain-based software, also we intend to sell advanced features of our messenger in packages the following way:

1.

Basic: free for all users. It provides encryption on-web and on-device, secure tunneling of messages.

2.

Basic Plus: paid annually or monthly. It provides all basic features, with sender anonymity, on-chat translation, money transactions and pay system added.

3.

Advanced: paid annually or monthly. It provides all the Basic and Basic Plus features to add clean-up of chat message history on user’s device, self-destructing messages, pin chat verification to decrypt messages only with generated pin, single tunneling of messages, single key encryption which generates a new security key each time a new tunnel opens.

Additionally, we intend to offer consulting services for small and medium business entities involved in software development. The offers are planned to be framed by demands of the customers. The price is planned to vary whether they require the following:

- single consultation or revision of their project.

- continuous monitoring or maintenance.

MARKETING

We expect the Marketing Campaign to be our main drive allowing us to penetrate the application market and attract new customers as well. The possible ways to obtain the messenger can be as one chooses - download directly via AppStore or GooglePlay Market for mobile devices, or download an installation file from our website for computers, or use an online web version directly in a web browser. We project to implement a set of marketing tools and depending on their efficiency we, possibly, either correct the strategy or exclude the ineffective tools from the campaign.

We plan to target customers who are concerned about privacy and security of messaging. We plan to advertise our prime software product at IT workshops, hackathons, trade shows and exhibitions of software for computers and mobile devices, exhibitions and trade shows of mobile gadgets, gaming industry shows and exhibitions.

We intend to advertise our messenger and consulting services by means of banners on web-forums and communities related to computer technologies, encryption and block chain. We plan to draw the attention of users on notable social platforms (Facebook, Instagram, VK, Twitter) by placing advertising banners, GIFs, advertising posts and videos. In posts and videos we plan to disclose the advantages of our encrypted messenger and demonstrate the main features. We project to start a social web page dedicated to the messenger for our potential users with necessary information shared and explaining media, as well as advertising media.

We plan to utilize the SEO (Search Engine Optimization) tool to draw the attention of web users requesting “privacy”, “secure messaging” and close in meaning requests on Google, Yandex, Yahoo and Bing. We plan to use SEO paired with context advertising services (Google AdWords, Bing Ads, Yandex Direct) to capture interest of users browsing for digital goods, tools and services corresponding to those of our own. By means of context advertising we expect to increase link-hit ratio in order to promote our messenger to the top of searches.

We expect to attract two main kinds of customers regarding services they wish to receive.  The ones referred as “users”, are granted the use of messenger application conditional on the package they would select. We expect them to be an extensive group of active users of mobile devices and computers who are more concerned about privacy and security over other features.

The ones referred as “customers”, are expected to offer consulting services in the software development business area. They are expected to be IT professionals employed in cryptography, developing encryption systems, employed in the IT security area and development of block chain technologies.

COMPETITION

The market of social platforms and messengers is relatively new and expanding with numbers of offers. Messaging applications and platforms attract users by improving mostly design and usability whereas we have to offer services significant to modern users such as privacy and security. We expect our encryption algorithm, currently in progress of development, to allow connecting user-to-user blocking possibilities of interfering, hacking or compromising the user’s data.

We intend to utilize block chain technologies to sign up each financial transfer with an encrypted key, generated each time the transaction commences, thus preventing finance from being stolen. We expect this technology to protect on-chat pay system and money transfer in time of users’ transactions and we see it as our competitive advantage.

EMPLOYEES; IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

We are a start-up company and currently have no employees other than our sole officer and director. Ms. Strygina, our director, handle the Company’s day-to-day operations. We intend to hire employees on an as needed basis.

INSURANCE

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are had a party of a legal action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

OFFICES

The Company’s principal offices are located at our business address is 21/1 Erkindik Ave, ste. 187, Bishkek, Kyrgyzstan, 720000.

GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe that regulations will have a material impact on the way we conduct our business.

LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this prospectus, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the products we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2021, our total assets were $25,658. Total assets were comprised of $20,733 in current assets and $4,925 in fixed assets.

As at October 31, 2021, our current liabilities were $8,510 and Stockholders’ equity was $14,966.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended October 31, 2021 net cash flows used in operating activities was $16,073.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended October 31, 2021 we have generated $6,600 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended October 31, 2021 net cash flows used in financing activities was $11,160.

The available capital reserves of the Company are not sufficient for the Company to remain operational. We require minimum funding of approximately $50,000 to conduct our proposed operations and pay all expenses for a minimum period of one year including expenses associated with the offering and maintaining a reporting status with the SEC.

Since inception, we have sold 2,000,000 shares to our director at a price of $0.001 per share, for net proceeds of $2,000.

We are attempting to raise funds to proceed with our plan of operations. We will have to utilize funds from Daniella Strygina, our sole officer and director, who has verbally agreed to loan the company funds to complete the registration process if offering proceeds are less than registration costs. However, Ms. Strygina has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. Ms. Strygina’s verbal agreement to provide us loans for registration costs is non-binding and discretionary.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bishkek, Kyrgyzstan, on December 14, 2021.

GLIDELOGIC CORP.

By:	/s/	Daniella Strygina
	Name:	Daniella Strygina
	Title:	President, Secretary, Director and Treasurer
(Principal Executive, Financial and Accounting Officer)