Form 10-Q/A
period 2021-10-31
Glidelogic Corp.
filed 2022-01-11
CIK 1848672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

Amendment #1

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2021

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Registration No. 333-254750

GLIDELOGIC CORP.

(Exact name of registrant as specified in its charter)

NV	98-1575837	7371
State or Other Jurisdiction of	IRS Employer	Primary Standard Industrial
Incorporation or Organization	Identification Number	Classification Code Number

21/1 Erkindik Ave, ste. 187

Bishkek, KZ, 720000

Tel.  (786) 7086089

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,792,500 common shares issued and outstanding as of December 14, 2021.

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Glidelogic Corp. for the quarter ended October 30, 2021, originally filed on December 14, 2021 (the “Original Filing”), is being filed solely to correct an error in the registrant “shell company” status shown on the cover page. The Company indicated by check mark the correct status of the company. The Company have never been a shell company.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-Q/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-Q/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bishkek, Kyrgyzstan, on January 11, 2022.

GLIDELOGIC CORP.

By:	/s/	Daniella Strygina
	Name:	Daniella Strygina
	Title:	President, Secretary, Director and Treasurer
(Principal Executive, Financial and Accounting Officer)