Form 10-K
period 2022-01-31
Glidelogic Corp.
filed 2022-05-13
CIK 1848672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2022

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-254750

GLIDELOGIC CORP.

(Exact name of registrant as specified in its charter)

NV	98-1575837	7371
State or Other Jurisdiction of	IRS Employer	Primary Standard Industrial
Incorporation or Organization	Identification Number	Classification Code Number

21/1 Erkindik Ave, ste. 187

Bishkek, KZ, 720000

Tel.  (786) 708-6089

Email: glidelogic@yandex.com

 (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/a	N/a	N/a

Securities registered under Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [ ]       No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[X ]	Smaller reporting company	[X ]
		Emerging growth company	[X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]       No [X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,663,750 common shares issued and outstanding as of May 13, 2022.

Item 15.	Exhibits	20

Signatures		20

PART I

Item 1. Description of Business

DESCRIPTION OF BUSINESS

GENERAL

We are a business body occupied with software development, encryption, blockchain technologies and related lines of business aimed at the broad public. We angle at users whose primary significance in a messenger application is security and privacy of sent data.

Alongside with software related services we intend to provide software development consulting services. We expect our showpiece product to be an encrypted messenger application, currently being under development for that reason is nameless until the completion is due. We plan to develop the messenger using blockchain technologies to provide privacy and security to users and their data.

Our messenger is a cutting-edge mobile platform with highly-secure on-the-go data-and-funds exchange environment to an end-user. Packed with bunch of redundant security and privacy tools the application is striving to meet and surpass defense-grade security requirements by employing “true end-to-end” encryption technology. We are planning to develop friendly and effective tools to control levels of own anonymity, privacy and security. That is why we are developing our messenger with using blockchain technologies, also known as Distributed Ledger Technologies, which have the opportunities of security, encryption and decentralization.

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

We believe the messenger to attract attention with its features as follows,

1.“end-to-end” encryption;

2. a three factor verification system to be switched on/ off by the user;

3. encryption algorithm used encryption on-web and on-device, secure tunneling of messages to disable third parties to interfere, block or, by any means, to receive, steal or hack users’ messages and information stored within the messenger application;

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

We plan to deliver the mentioned services depending on the package ordered by a user, which can be tweaked within the settings of the messenger application. We expect to complete the development and penetrate the social applications market to achieve profitability, otherwise we may cease operations due to insufficient funds. We plan to offer the other services, the list of which can be extended or shortened depending on their profitability and popularity with the customers:

1. Consulting services in software development business.

2. Consulting services in data encryption.

3. Consulting services in blockchain operation and development.

4. Software development using blockchain technologies.

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

We intend to advertise our messenger and consulting services by means of banners on web-forums and communities related to computer technologies, encryption and blockchain. We plan to draw the attention of users on notable social platforms (Facebook, Instagram, VK, Twitter) by placing advertising banners, GIFs, advertising posts and videos. In posts and videos, we plan to disclose the advantages of our encrypted messenger and demonstrate the main features. We project to start a social web page dedicated to the messenger for our potential users with necessary information shared and explaining media, as well as advertising media.

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

The ones referred as “customers”, are expected to offer consulting services in the software development business area. They are expected to be IT professionals employed in cryptography, developing encryption systems, employed in the IT security area and development of blockchain technologies.

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

We intend to utilize blockchain technologies to sign up each financial transfer with an encrypted key, generated each time the transaction commences, thus preventing finance from being stolen. We expect this technology to protect on-chat pay system and money transfer in time of users’ transactions and we see it as our competitive advantage.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Description of Property

The Company’s principal offices are located at Our business address is 21/1 Erkindik Ave, ste. 187, Bishkek, Kyrgyzstan 720000.

Item 3.  Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION

ADMISSION TO QUOTATION ON THE OTC BULLETIN BOARD AND OTC LINKS.

We intend to have our common stock be quoted on the OTC Bulletin Board and/or OTC Link. If our securities are not quoted on the OTC Bulletin Board and/nor OTC Link, a security holder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The OTC Bulletin Board differs from national and regional stock exchanges in that it: (i) is not situated in a single location but operates through communication of bids, offers and confirmations between broker-dealers, and (ii) securities admitted to quotation are offered by one or more Broker-dealers rather than the “specialist” common to stock exchanges.

To qualify for quotation on the OTC Bulletin Board and/or OTC Link, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing. We do not yet have an agreement with a registered broker-dealer, as the market maker, willing to list bid or sale quotations and to sponsor the Company listing. If the Company meets the qualifications for trading securities on the OTC Bulletin Board and/or OTC Link our securities will trade on the OTC Bulletin Board and/or OTC Link until a future time, if at all. We may not now, and it may never qualify for quotation on the OTC Bulletin Board and/or OTC Link.

HOLDERS

As of January 31, 2022, the 2,663,750 issued and outstanding shares of common stock.

DIVIDEND POLICY

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends. See the Risk Factor entitled, “Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.”

SECURITIES AUTHORIZED UNDER EQUITY COMPENSATION PLANS

We have no equity compensation or stock option plans.

OTHER STOCKHOLDER MATTERS

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the products we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

RESULTS OF OPERATIONS

From Inception on December 11, 2020 to January 31, 2022.

During the period we incorporated the company, prepared a business plan. Our accumulated deficit since inception was $1,652. We have just recently started our business operations, however, will not start significant operations until we have completed this offering.

We have generated $24,500 in revenues since our inception on December 11, 2020, through January 31, 2022. From our inception (December 11, 2020) to January 31, 2022, we have raised a total of $28,550 from private offerings of our common stock.

For the year ended January 31, 2022, we incurred operating expenses of $25,242, consisting of $25,242 of general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2022, the Company had $34,713 cash and our liabilities were $11,510, including $6,010 owed to Daniella Strygina, our sole officer and director. The available capital reserves of the Company are not sufficient for the Company to remain operational. We require minimum funding of approximately $50,000 to conduct our proposed operations and pay all expenses for a minimum period of one year including expenses associated with this offering and maintaining a reporting status with the SEC.

Since inception, we have sold 2,000,000 shares to our director at a price of $0.001 per share, for net proceeds of $2,000.

For the year ended January 31, 2022, the Company issued 663,750 shares of common stock for cash proceeds of $26,550 at $0.04 per share.

There were 2,663,750 shares of common stock issued and outstanding as of January 31, 2022

We are attempting to raise funds to proceed with our plan of operations. We will have to utilize funds from Daniella Strygina, our sole officer and director, who has verbally agreed to loan the company funds to complete the registration process if offering proceeds are less than registration costs. However, Ms. Strygina has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. Ms. Strygina’s verbal agreement to provide us loans for registration costs is non- binding and discretionary. To proceed with our operations within 12 months, we need a minimum of $50,000. We cannot guarantee that we will be able to sell all the shares required to satisfy our 12-month financial requirements. If we are successful, any money raised will be applied to the items set forth in the Use of Proceeds section of this prospectus. We will attempt to raise at least the minimum funds necessary to proceed with our plan of operations. In the long term we may need additional financing. We do not currently have any arrangements for additional financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. Our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year and have the capital resources required to cover the material costs with becoming a publicly reporting. The Company anticipates over the next 12 months the cost of being a reporting public company will be approximately $10,000.

The Company will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations.

Should the Company fail to raise a minimum of $50,000 under this offering the Company would be forced to scale back or abandon the implementation of its 12-month plan of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

GLIDELOGIC CORP.

FOR THE YEAR ENDED JANUARY 31, 2022 AND FROM DECEMBER 11, 2020 (INCEPTION) THROUGH JANUARY 31, 2021

7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Glidelogic Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Glidelogic Corp. (“the Company”) as of January 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended January 31, 2022 and the period from December 11, 2020 (inception) to January 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021 and the results of its operations and its cash flows for the year ended January 31, 2022 and the period from December 11, 2020 (inception) to January 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company currently has income but has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2021. Fruci & Associates Spokane, Washington
May 13, 2022

8

GLIDELOGIC CORP.

BALANCE SHEETS

As at January 31, 2022

	January 31, 2022	January 31, 2021
ASSETS
Current Assets
Cash and Cash Equivalents	$34,713	$100
Accounts Receivable	-	990
Total Current Assets	34,713	1,090

Fixed Assets
Equipment, Website, net	3,695	-
Total Fixed Assets	3,695	-

Total Assets	$38,408	$1,090

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Account Payable	$5,500	$-
Loan	6,010	-
Total Current Liabilities	11,510	-

Total Liabilities	11,510	-

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 2,663,750 shares issued and outstanding as of January 31, 2022 and 2,000,000 as of January 31, 2021	2,664	2,000
Additional Paid in Capital	25,886	-
Accumulated income/deficit	(1,652)	(910)
Total Stockholders’ Equity	26,898	1,090

Total Liabilities and Stockholders’ Equity	$38,408	$1,090

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF OPERATIONS

Year ended January 31, 2022 and from December 11, 2020 (inception) through January 31, 2021

	Year ended January 31, 2022	From December 11, 2020 (Inception) through January 31, 2021
REVENUES	$24,500	$-
Gross Profit	24,500	-

OPERATING EXPENSES
General and Administrative Expenses	(25,242)	(910)
TOTAL OPERATING EXPENSES	(25,242)	(910)

NET LOSS/INCOME FROM OPERATIONS	(742)	910

PROVISION FOR INCOME TAXES	-	-

NET LOSS/INCOME	$(742)	$(910)

NET LOSS/INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,132,020	284,932

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Year ended January 31, 2022 and from December 11, 2020 (inception) through January 31, 2021

	Common Stock		Additional Paid-in Capital	Accumulated Income	Total Stockholder’s Equity (Deficit)
	Shares	Amount
Inception, December 11, 2020	-	$-	$-	$-	$-
Issuance of common stock	2,000,000	2,000	-	-	2,000
Net loss	-	-	-	(910)	(910)
Balance, January 31, 2021	2,000,000	$2,000	$-	$(910)	$1,090

Balance, January 31, 2021	2,000,000	$2,000	$-	$(910)	$1,090
Issuance of common stock	663,750	664	25,886	-	26,550
Net loss	-	-	-	(742)	(742)
Balance, January 31, 2022	2,663,750	$2,664	$25,886	$(1,652)	$26,898

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CASH FLOWS

Year ended January 31, 2022 and from December 11, 2020 (inception) through January 31, 2021

	Year ended January 31, 2022	From December 11, 2020 (Inception) through January 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(742)	$(910)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation Expense	2,905
Accounts Receivable	990	(990)
Accounts Payable	5,500	-
CASH FLOWS FROM OPERATING ACTIVITIES	8,653	(1,900)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	(6,600)	-
CASH FLOWS FROM INVESTING ACTIVITIES	(6,600)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan From Director	6,010	-
Capital Stock	26,550	2,000
CASH FLOWS FROM FINANCING ACTIVITIES	32,560	2,000

NET CHANGE IN CASH	34,613	100

Cash, beginning of period	100
Cash, end of period	$34,713	$100

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2022

(Audited)

1. ORGANIZATION AND NATURE OF BUSINESS

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

2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company had $24,500 revenues for the year ended January 31, 2022.  The Company currently has income but has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2022

(Audited)

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2022.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and related party loan payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Stock-Based Compensation

As of January 31, 2022, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. ASC 606 adoption is on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. As of January 31, 2022, the Company has generated $24,500 revenue from our customers KR TechApp LLC and SARYMSAKOV AMAN KUBATBE for the IT Strategy Development and IT System business optimization according to our contracts with our customers. Revenue was recognized on the date of service under a statement of work performed

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective and thus not disclosed here, accounting pronouncements and we do not believe any of those pronouncements will have a material impact on the Company’s financial position, results of operations or cash flows.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2022 there were no potentially dilutive debt or equity instruments issued or outstanding.

4. FIXED ASSETS

	Equipment	Website	Total
Cost
As at January 31, 2021	$-	-	-
Additions	2,100	4,500	6,600
Disposals	-	-	-
As at January 31, 2022	$2,100	4,500	6,600

Depreciation
As at January 31, 2021	(-)	(-)	(-)
Change for the period	(280)	(2,625)	(2,345)
As at January 31, 2022	$(280)	(2,625)	(2,345)

Net book value	$1,820	1,875	3,695

5. RELATED PARTY TRANSACTIONS

The President and sole director of the Company, Daniella Strygina, is the only related party with whom the Company had transactions with during the year ended January 31, 2022. During the period from December 11, 2020 (Inception) through January 31, 2022, our sole director has loaned to the Company $6,010.

The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

6. COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On January 21, 2021 the Company issued 2,000,000 shares of common stock to a director at $0.001 per share.

In October 2021, the Company issued 128,750 shares of common stock for cash proceeds of $5,150 at $0.04 per share.

In November 2021, the Company issued 378,750 shares of common stock for cash proceeds of $15,150 at $0.04 per share.

In December 2021, the Company issued 156,250 shares of common stock for cash proceeds of $6,250 at $0.04 per share.

There were 2,663,750 shares of common stock issued and outstanding as of January 31, 2022.

7. COMMITMENTS AND CONTINGENCIES

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

8. INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of January 31, 2022 the Company had net operating loss carry forwards of approximately $1,652 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at January 31, 2022 was approximately $347. The net change in valuation allowance from January 31, 2021 through January 31, 2022 was $156. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of January 31, 2022.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	January 31, 2022	January 31, 2021
Non-current deferred tax assets:
Net operating loss carry forward	$(1,652)	$(910)
Valuation allowance	$(347)	$(191)
Net deferred tax assets	$347	$191

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended January 31, 2022 as follows:

	January 31, 2021	January 31, 2021
Computed “expected” tax expense (benefit)	$(156)	$(191)
Change in valuation allowance	$156	$191
Actual tax expense (benefit)	$-	$-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

9. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to January 31, 2022, through May 13, 2022, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than shares issuance.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

FRUCI & ASSOCIATES II, PLLC is our registered independent public registered accounting firm. There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

Item 9A. Controls and Procedures

The Company is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2022, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2022, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of January 31, 2022, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.	We did not implement appropriate information technology controls – As at January 31, 2022, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2022 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the quarter ended January 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The name, age and titles of our executive officer and director are as follows:

Name	Age	Positions

Daniella Strygina	28	President, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Daniella Strygina has acted as our President, Secretary, Treasurer and Director since we incorporated on December 11, 2020. Ms. Strygina graduated from Kyrgyz State Technical University in 2018. She has a master’s degree in Informational Technologies. In 2017, she established a software development company, Dani Tech LLC, in Bishkek, Kyrgyz. Since 2020, she has been working on the Glidelogic Corp. projects and developing encrypted messenger app on the blockchain technologies. We believe that Ms. Strygina’s specific experience, qualifications and skills will enable to develop our business.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than one member. Sole officer and director are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of director is currently composed of one member, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of her family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by directors and us with regard to our director’s business and personal activities and relationships as they may relate to us and our management.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

We currently have no employees, other than our president, Ms. Strygina.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Item 11. Executive Compensation

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal 2022:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Daniella Strygina, President, Secretary, Treasurer, Director	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

DIRECTOR COMPENSATION

The following table sets forth director compensation for the period from Inception (December 11, 2020) to January 31, 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)

Daniella Strygina	-0-	-0-	-0-	-0-	-0-	-0-

We have not compensated our officer and director for their service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 31, 2022 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Daniella Strygina 21/1 Erkindik Ave, ste. 187, Bishkek, Kyrgyzstan 720000	2,000,000 shares of common stock (direct)	75

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of January 31, 2022, there were 2,663,750 shares of our common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions

As of January 31, 2022, we issued a total of 2,000,000 shares of restricted common stock to our president, Daniella Strygina. Our sole officer and director, Ms. Strygina, has advanced funds to us. Ms. Strygina will not be repaid from the proceeds of this offering. There is no due date for the repayment of the funds advanced by Ms. Strygina. Ms. Strygina will be repaid from revenues of operations if and when we generate revenues to pay the obligation. There is no assurance that we will ever generate revenues from our operations. The obligation to Ms. Strygina does not bear interest. There is no written agreement evidencing the advancement of funds by Ms. Strygina or the repayment of the funds to Ms. Strygina. The entire transaction was oral. We have a verbal agreement with Ms. Strygina that, if necessary, he will loan the company funds to complete the registration process.

Item 14. Principal Accountant Fees and Services

During fiscal year ended January 31, 2022, we incurred $13,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our January 31, 2021 financial statements and for the reviews of our financial statements for the quarters ended April 30, 2021, July 31, 2021 and October 31, 2021.

PART IV

Item 15. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bishkek, Kyrgyzstan, on May 13, 2022.

GLIDELOGIC CORP.

By:	/s/	Daniella Strygina
	Name:	Daniella Strygina
	Title:	President, Secretary, Director and Treasurer
(Principal Executive, Financial and Accounting Officer)