Form 10-Q
period 2022-04-30
Glidelogic Corp.
filed 2022-06-15
CIK 1848672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2022

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,663,750 common shares issued and outstanding as of June 14, 2022.

GLIDELOGIC CORP.

QUARTERLY REPORT ON FORM 10-Q

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

GLIDELOGIC CORP.

BALANCE SHEETS

As at April 30, 2022 (Unaudited) and January 31, 2022 (Audited)

	April 30, 2022	January 31, 2022 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$26,813	$34,713
Total Current Assets	26,813	34,713

Fixed Assets
Equipment, Website, net	2,465	3,695
Total Fixed Assets	2,465	3,695

Total Assets	$29,278	$38,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Account Payable	$-	$5,500
Loan	6,010	6,010
Total Current Liabilities	6,010	11,510

Total Liabilities	6,010	11,510

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 2,663,750 shares issued and outstanding as of April 30, 2022 and 2,663,750 shares issued and outstanding as of January 31, 2022	2,664	2,664
Additional Paid in Capital	25,886	25,886
Accumulated income/deficit	(5,282)	(1,652)
Total Stockholders’ Equity	23,268	26,898

Total Liabilities and Stockholders’ Equity	$29,278	$38,408

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF OPERATIONS

For the three months ended April 30, 2022 and 2021 (Unaudited).

	Three months ended April 30, 2022	Three months ended April 30, 2021
REVENUES	$-	$20,000
Gross Profit	-	20,000

OPERATING EXPENSES

General and Administrative Expenses	(3,630)	(6,292)
TOTAL OPERATING EXPENSES	(3,630)	(6,292)

NET LOSS/INCOME FROM OPERATIONS	(3,630)	13,708

PROVISION FOR INCOME TAXES	-	(2,742)

NET LOSS/INCOME	$(3,630)	$10,966

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,663,750	2,000,000

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended April 30, 2022 and 2021 (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Income	Total Stockholder’s Equity (Deficit)
	Shares	Amount
Balance, January 31, 2021	2,000,000	$2,000	$-	$(910)	$1,090
Net loss for the three months ended April 30, 2021	-	-	-	10,966	10,966
Balance, April 30, 2021	2,000,000	$2,000	$-	$10,056	$12,056

Balance, January 31, 2022	2,663,750	$2,664	$25,886	$(1,652)	$26,898
Net loss for the three months ended April 30, 2022	-	-	-	(3,630)	(3,630)
Balance, April 30, 2022	2,663,750	$2,664	$25,886	$(5,282)	$23,268

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CASH FLOWS

For the three months ended April 30, 2022 and 2021 (Unaudited)

	Three months ended April 30, 2022	Three months ended April 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,630)	$10,966
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation Expense	1,230	-
Accounts Receivable		(990)
Deferred Tax Liability	-	2,742
Accounts Payable	(5,500)	-
CASH FLOWS FROM OPERATING ACTIVITIES	(7,900)	14,698

CASH FLOWS FROM FINANCING ACTIVITIES
Loan From Director	-	6,010
CASH FLOWS FROM FINANCING ACTIVITIES	-	6,010

NET CHANGE IN CASH	(7,900)	20,708

Cash, beginning of period	34,713	100
Cash, end of period	$26,813	$20,808

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

As at April 30, 2022 (Unaudited)

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

2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company had no revenue for the three months April 30, 2022.  The Company currently has income but has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with GAAP and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2022 and not indicative of future results.

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

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

As at April 30, 2022 (Unaudited)

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2022.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and related party loan payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Stock-Based Compensation

As of April 30, 2022, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2022 there were no potentially dilutive debt or equity instruments issued or outstanding.

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

As at April 30, 2022 (Unaudited)

4. FIXED ASSETS

	Equipment	Website	Total
Cost
As at April 30, 2021	$-	-	-
Additions	2,100	4,500	6,600
Disposals	-	-	-
As at April 30, 2022	$2,100	4,500	6,600

Depreciation
As at April 30, 2021	(-)	(-)	(-)
Change for the period	(385)	(3,750)	(4,135)
As at April 30, 2022	$(385)	(3,750)	(4,135)

Net book value	$1,715	750	2,465

5. RELATED PARTY TRANSACTIONS

The President and sole director of the Company, Daniella Strygina, is the only related party with whom the Company had no transactions with during the three months ended April 30, 2022. During the period from January 31, 2021 through April 30, 2021, our sole director has loaned to the Company $6,010.

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

There were 2,663,750 shares of common stock issued and outstanding as of April 30, 2022.

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

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

As at April 30, 2022 (Unaudited)

8. INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of April 30, 2022 the Company had net operating loss carry forwards of approximately $5,282 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at As of April 30, 2022 was approximately $1,109. The net change in valuation allowance from January 31, 2021 through April 30, 2022 was $762. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2022.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	April 30, 2022	January 31, 2022
Non-current deferred tax assets:
Net operating loss carry forward	$(1,109)	$(347)
Valuation allowance	$1,109	$347
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended April 30, 2022 as follows:

	April 30, 2022	January 31, 2022
Computed “expected” tax expense (benefit)	$(762)	$(156)
Change in valuation allowance	$762	$156
Actual tax expense (benefit)	$-	$-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

9. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to April 30, 2022, through June 14, 2022, and has determined that it does not have any material subsequent events to disclose in these financial statements. On June 7, 2022, the Company signed a software development agreement and received of $12,163.60 as retainer.

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

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

LIQUIDITY AND CAPITAL RESOURCES

As at April 30, 2022, our total assets were $29,278. Total assets were comprised of $26,813 in current assets and $2,465 in fixed assets.

As at April 30, 2022, our current liabilities were $6,010 and Stockholders’ equity was $23,268.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended April 30, 2022 net cash flows used in operating activities was $7,900.

For the three months ended April 30, 2021 net cash flows provided by operating activities was $14,698.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended April 30, 2022 net cash flows used in financing activities was $0.

For the three months ended April 30, 2021 net cash flows provided by financing activities was $6,010.

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

For the year ended January 31, 2022, the Company issued 663,750 shares of common stock for cash proceeds of $26,550 at $0.04 per share

There were 2,663,750 shares of common stock issued and outstanding as of April 30, 2022 We are attempting to raise funds to proceed with our plan of operations. We will have to utilize funds from Daniella Strygina, our sole officer and director, who has verbally agreed to loan the company funds to complete the registration process if offering proceeds are less than registration costs. However, Ms. Strygina has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. Ms. Strygina’s verbal agreement to provide us loans for registration costs is non-binding and discretionary.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bishkek, Kyrgyzstan, on June 14, 2022.

GLIDELOGIC CORP.

By:	/s/	Daniella Strygina
	Name:	Daniella Strygina
	Title:	President, Secretary, Director and Treasurer
(Principal Executive, Financial and Accounting Officer)