Form 10-Q
period 2022-07-31
Glidelogic Corp.
filed 2022-09-16
CIK 1848672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2022

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,663,750 common shares issued and outstanding as of September 15, 2022.

GLIDELOGIC CORP.

QUARTERLY REPORT ON FORM 10-Q

Item 6.	Exhibits	17

	Signatures	17

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

GLIDELOGIC CORP.

BALANCE SHEETS

As at July 31, 2022 (Unaudited) and January 31, 2022 (Audited)

	July 31, 2022 (Unaudited)	January 31, 2022 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$21,730	$34,713
Total Current Assets	21,730	34,713

Fixed Assets
Equipment, Website, net	1,610	3,695
Total Fixed Assets	1,610	3,695

Total Assets	$23,340	$38,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Account Payable	$-	$5,500
Loan	6,010	6,010
Total Current Liabilities	6,010	11,510

Total Liabilities	6,010	11,510

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par valuevalue $0.001; 75,000,000 shares authorized, 2,663,750 shares issued and outstanding as of July 31, 2022 and 2,663,750 as of January 31, 2022	2,664	2,664
Additional Paid in Capital	25,886	25,886
Accumulated income/deficit	(11,220)	(1,652)
Total Stockholders’ Equity	17,330	26,898

Total Liabilities and Stockholders’ Equity	$23,340	$38,408

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF OPERATIONS

For the three and six months ended July 31, 2022 and 2021 (Unaudited).

	Three months ended July 31, 2022	Three months ended July 31, 2021	Six months ended July 31, 2022	Six months ended July 31, 2021
REVENUES	$48,208	$4,500	$48,208	$24,500
Cost of goods	37,134	-	37,134	-
Gross Profit	11,074	4,500	11,074	24,500

OPERATING EXPENSES

General and Administrative Expenses	(17,012)	(3,490)	(20,642)	(9,782)
TOTAL OPERATING EXPENSES	(17,012)	(3,490)	(20,642)	(9,782)

NET LOSS/INCOME FROM OPERATIONS	(5,938)	1,010	(9,568)	14,718

PROVISION FOR INCOME TAXES	-	(202)	-	(2,944)

NET LOSS/INCOME	$(5,938)	$808	$(9,568)	$11,774

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	$0.00	$(0.00)	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,663,750	2,000,000	2,663,750	2,000,000

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended July 31, 2022 and 2021 (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Income	Total Stockholder’s Equity (Deficit)
	Shares	Amount
Balance, April 30, 2021	2,000,000	$2,000	$-	$10,056	$12,056
Net loss for the three months ended July 31, 2021	-	-	-	808	10,966
Balance, July 31, 2021	2,000,000	$2,000	$-	$10,864	$12,864

Balance, April 30, 2022	2,663,750	$2,664	$25,886	$(5,282)	$23,268
Net loss for the three months ended July 31, 2022	-	-	-	(5,938)	(5,938)
Balance, July 31, 2022	2,663,750	$2,664	$25,886	$(11,220)	$17,330

Balance, January 31, 2021	2,000,000	$2,000	$-	$(910)	$1,090
Net loss for the six months ended July 31, 2021	-	-	-	11,774	11,774
Balance, July 31, 2021	2,000,000	$2,000	$-	$10,864	$12,864

Balance, January 31, 2022	2,663,750	$2,664	$25,886	$(1,652)	$26,898
Net loss for the six months ended July 31, 2022	-	-	-	(9,568)	(9,568)
Balance, July 31, 2022	2,663,750	$2,664	$25,886	$(11,220)	$17,330

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CASH FLOWS

For the six months ended July 31, 2022 and 2021 (Unaudited)

	Six months ended July 31, 2022	Six months ended July 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,568)	$11,774
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation Expense	2,085	445
Accounts Receivable	-	990
Deferred Tax Liability	-	2,944
Accounts Payable	(5,500)	3,000
CASH FLOWS FROM OPERATING ACTIVITIES	(12,983)	19,153

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	-	(6,600)
CASH FLOWS FROM INVESTING ACTIVITIES	-	(6,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan From Director	-	6,010
CASH FLOWS FROM FINANCING ACTIVITIES	-	6,010

NET CHANGE IN CASH	(12,983)	18,563

Cash, beginning of period	34,713	100
Cash, end of period	$21,730	$18,663

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

As at July 31, 2022 (Unaudited)

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

2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company had $48,208 revenues for the six months ended July 31, 2022. The Company currently has income but has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2022.

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

As at July 31, 2022 (Unaudited)

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and related party loan payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Stock-Based Compensation

As of July 31, 2022, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

GLIDELOGIC CORP. recognizes revenue in accordance with this core principle by applying the following steps:

Step 1: Identifying the contract(s) with the customer

Step 2: Identifying the performance obligation to satisfy the contract

Step 3: Determining the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Revenue recognition.

The Company’s revenues are recognized at a point-in-time as ownership of software (when it is approved by the customer) is transferred at a distinct point in time per the terms of a contract. The Company shall not be liable for any failure to perform its obligations if such failure is due to circumstances beyond its reasonable control. Any liability of the Company shall be limited to the total of all amounts paid by the customer for services under the contract.

The Company plans to collect payment from customers prior to transferring ownership of the software and may require deposits from customers at the time an order is placed. When deposits are collected prior to transferring ownership of the software the Company recognizes deferred revenue until the transfer is made.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective and thus not disclosed here, accounting pronouncements and we do not believe any of those pronouncements will have a material impact on the Company’s financial position, results of operations or cash flows.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2022 there were no potentially dilutive debt or equity instruments issued or outstanding.

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

As at July 31, 2022 (Unaudited)

4. FIXED ASSETS

	Equipment	Website	Total
Cost
As at January 31, 2022	$2,100	4,500	6,600
Additions	-	-	-
Disposals	-	(4,500)	(4,500)
As at July 31, 2022	$2,100	-	2,100

Depreciation
As at January 31, 2022	(280)	(2,625)	(2,905)
Change for the period	(210)	(1,875)	(2,085)
As at July 31, 2022	$(490)	(4,500)	(4,990)

Net book value	$1,610	-	1,610

5. RELATED PARTY TRANSACTIONS

For the six months ended July 31, 2022, our sole director did not make a loan to the Company. During the period from January 31, 2021 through July 31, 2021, our sole director has loaned to the Company $6,010.

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

There were 2,663,750 shares of common stock issued and outstanding as of July 31, 2022.

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

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

As at July 31, 2022 (Unaudited)

8. INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of July 31, 2022 the Company had net operating loss carry forwards of approximately $11,220 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at as of July 31, 2022 was approximately $2,356. The net change in valuation allowance from January 31, 2022 through July 31, 2022 was $2,009. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2022.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	July 31, 2022	January 31, 2022
Non-current deferred tax assets:
Net operating loss carry forward	$(2,356)	$(347)
Valuation allowance	$2,356	$347
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended July 31, 2022 as follows:

	July 31, 2022	January 31, 2022
Computed “expected” tax expense (benefit)	$(2,009)	$(156)
Change in valuation allowance	$2,009	$156
Actual tax expense (benefit)	$-	$-

The related deferred tax benefits for the above unused tax losses have not been fully recognized as it is not reasonably certain that they will be realized. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

9. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to July 31, 2022, through September 15, 2022, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

7.

Self-destructing messages.

We have tested the concepts all the features above separately and currently we are working on its integration in the messenger platform. “On-chat money transactions and pay system” feature was tested with the prototype of digital tokens, developed especially for the test. We are not sure that that this feature may be incorporated with existing currencies. Currently, we are developing our messenger and working on the UX / UI app design. We are coding the internal application architecture and creating a database for the application algorithms implementation. According to our plan of operation, we plan to develop the first prototype by December 31, 2022.

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

-single consultation or revision of their project.

-continuous monitoring or maintenance.

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

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2022, our total assets were $23,340. Total assets were comprised of $21,730 in current assets and $1,610 in fixed assets.

As at July 31, 2022, our current liabilities were $6,010 and Stockholders’ equity was $17,330.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months ended July 31, 2022 net cash flows used in operating activities was $12,983.

For the six months ended July 31, 2021 net cash flows provided by operating activities was $19,153.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended July 31, 2022 net cash flows used in financing activities was $0.

For the six months ended July 31, 2021 net cash flows provided by financing activities was $6,010.

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

There were 2,663,750 shares of common stock issued and outstanding as of July 31, 2022

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bishkek, Kyrgyzstan, on September 16, 2022.

GLIDELOGIC CORP.

By:	/s/	Daniella Strygina
	Name:	Daniella Strygina
	Title:	President, Secretary, Director and Treasurer
(Principal Executive, Financial and Accounting Officer)