Form 10-Q
period 2022-10-31
Glidelogic Corp.
filed 2022-12-16
CIK 1848672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2022

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Registration No. 333-254750

GLIDELOGIC CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-1575837	7371
State or Other Jurisdiction of	IRS Employer	Primary Standard Industrial
Incorporation or Organization	Identification Number	Classification Code Number

21/1 Erkindik Ave, ste. 187

Bishkek, KZ, 720000

Tel.  (786) 708-6089

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,663,750 common shares issued and outstanding as of December 15, 2022.

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

GLIDELOGIC CORP.

BALANCE SHEETS

As at October 31, 2022 (Unaudited) and January 31, 2022 (Audited)

	October 31, 2022 (Unaudited)	January 31, 2022 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$20,324	$34,713
Total Current Assets	20,324	34,713

Fixed Assets
Equipment, Website, net	1,505	3,695
Total Fixed Assets	1,505	3,695

Total Assets	$21,829	$38,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Account Payable	$-	$5,500
Loan	6,010	6,010
Total Current Liabilities	6,010	11,510

Total Liabilities	6,010	11,510

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 2,663,750 shares issued and outstanding as of October 31, 2022 and 2,663,750 shares issued and outstanding as of January 31, 2022	2,664	2,664
Additional Paid in Capital	25,886	25,886
Accumulated income/deficit	(12,731)	(1,652)
Total Stockholders’ Equity	15,819	26,898

Total Liabilities and Stockholders’ Equity	$21,829	$38,408

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF OPERATIONS

For the three and nine months ended October 31, 2022 and 2021 (Unaudited).

	Three months ended October 31, 2022	Three months ended October 31, 2021	Nine months ended October 31, 2022	Nine months ended October 31, 2021
REVENUES	$94,126	$-	$142,334	$24,500
Cost of goods	93,000	-	130,134	-
Gross Profit	1,126	-	12,200	24,500

OPERATING EXPENSES

General and Administrative Expenses	(2,637)	(3,810)	(23,279)	(13,592)
TOTAL OPERATING EXPENSES	(2,637)	(3,810)	(23,279)	(13,592)

NET LOSS/INCOME FROM OPERATIONS	(1,511)	(3,810)	(11,079)	10,908

PROVISION FOR INCOME TAXES	-	762	-	(2,182)

NET LOSS/INCOME	$(1,511)	$(3,048)	$(11,079)	$8,726

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,663,750	2,008,139	2,663,750	2,002,743

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and nine months ended October 31, 2022 and 2021 (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Income	Total Stockholder’s Equity (Deficit)
	Shares	Amount

Balance, July 31, 2021	2,000,000	$2,000	$-	$10,864	$12,864
Issuance of common stock	128,750	$129	$5,021	$-	$5,150
Net loss for the three months ended October 31, 2021	-	-	-	(3,048)	(3,048)
Balance, October 31, 2021	2,128,750	$2,129	$5,021	$7,816	$14,966

Balance, July 31, 2022	2,663,750	$2,664	$25,886	$(11,220)	$17,330
Net loss for the three months ended October 31, 2022	-	-	-	(1,511)	(1,511)
Balance, October 31, 2022	2,663,750	$2,664	$25,886	$(12,731)	$15,819

Balance, January 31, 2021	2,000,000	$2,000	$-	$(910)	$1,090
Issuance of common stock	128,750	$129	$5,021	$-	$5,150
Net loss for the nine months ended October 31, 2021	-	-	-	8,726	8,726
Balance, October 31, 2021	2,128,750	$2,129	$5,021	$7,816	$14,966

Balance, January 31, 2022	2,663,750	$2,664	$25,886	$(1,652)	$26,898
Net loss for the nine months ended October 31, 2022	-	-	-	(11,079)	(11,079)
Balance, October 31, 2022	2,663,750	$2,664	$25,886	$(12,731)	$15,819

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CASH FLOWS

For the nine months ended October 31, 2022 and 2021 (Unaudited)

	Nine months ended October 31, 2022	Nine months ended October 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss )	$(11,079)	$8,726
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation Expense	2,190	1,675
Accounts Receivable	-	990
Deferred Tax Liability	-	2,182
Accounts Payable	(5,500)	2,500
Cash Flows from Operating Activities	(14,389)	16,073

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	-	(6,600)
Cash Flows from Investing Activities	-	(6,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan From Director	-	6,010
Capital Stock	-	5,150
CASH FLOWS from FINANCING ACTIVITIES	-	11,160

NET CHANGE IN CASH	(14,389)	20,663

Cash, beginning of period	34,713	100
Cash, end of period	$20,324	$20,733

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

As at October 31, 2022 (Unaudited)

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

2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company had $142,334 revenues for the nine months ended October 31, 2022. The Company currently has income but has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

As at October 31, 2022 (Unaudited)

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2022.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and related party loan payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Stock-Based Compensation

As of October 31, 2022, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

As at October 31, 2022 (Unaudited)

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2022 there were no potentially dilutive debt or equity instruments issued or outstanding.

4. FIXED ASSETS

	Equipment	Website	Total
Cost
As at January 31, 2022	$2,100	4,500	6,600
Additions	-	-	-
Disposals	-	(4,500)	(4,500)
As at October 31, 2022	$2,100	-	2,100

Depreciation
As at January 31, 2022	(280)	(2,625)	(2,905)
Change for the period	(315)	(1,875)	(2,190)
As at October 31, 2022	$(595)	(4,500)	(5,095)

Net book value	$1,505	-	1,505

5. RELATED PARTY TRANSACTIONS

For the nine months ended October 31, 2022, our sole director did not make a loan to the Company. During the period from January 31, 2021 through October 31, 2021, our sole director has loaned to the Company $6,010. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

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

There were 2,663,750 shares of common stock issued and outstanding as of October 31, 2022.

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

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

As at October 31, 2022 (Unaudited)

Director and management stay informed about COVID-19 developments generally and ensure it has access to information related to a company’s response to the crisis and how the specific impact on the company is developing as the crisis extends.

8. INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of October 31, 2022 the Company had net operating loss carry forwards of approximately $12,731 that may be available to reduce future years’ taxable income in varying amounts through 2032.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at as of October 31, 2022 was approximately $2,674. The net change in valuation allowance from January 31, 2022 through October 31, 2022 was $2,327. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of October 31, 2022.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	October 31, 2022	January 31, 2022
Non-current deferred tax assets:
Net operating loss carry forward	$(2,674)	$(347)
Valuation allowance	$2,674	$347
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended October 31, 2022 as follows:

	October 31, 2022	January 31, 2022
Computed “expected” tax expense (benefit)	$(2,327)	$(156)
Change in valuation allowance	$2,327	$156
Actual tax expense (benefit)	$-	$-

The related deferred tax benefits for the above unused tax losses have not been fully recognized as it is not reasonably certain that they will be realized. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

9. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to October 31, 2022, through December 15, 2022, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

      - continuous monitoring or maintenance .

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

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2022, our total assets were $21,829. Total assets were comprised of $20,324 in current assets and $1,505 in fixed assets.

As at October 31, 2022, our current liabilities were $6,010 and Stockholders’ equity was $15,819.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended October 31, 2022 net cash flows used in operating activities was $14,389.

For the nine months ended October 31, 2021 net cash flows provided by operating activities was $16,073.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended October 31, 2022 we have generated $0 in investing activities.

For the nine months ended October 31, 2021 we have generated $6,600 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended October 31, 2022 net cash flows used in financing activities was $0.

For the nine months ended October 31, 2021 net cash flows provided by financing activities was $11,160.

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

There were 2,663,750 shares of common stock issued and outstanding as of October 31, 2022

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bishkek, Kyrgyzstan, on December 16, 2022.

GLIDELOGIC CORP.

By:	/s/	Daniella Strygina
	Name:	Daniella Strygina
	Title:	President, Secretary, Director and Treasurer
(Principal Executive, Financial and Accounting Officer)