Form 10-K
period 2023-01-31
Glidelogic Corp.
filed 2023-04-24
CIK 1848672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2023

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

Bishkek, Kyrgyzstan 720000

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

Yes [ ]       No [X ]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of January 31, 2023 was $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,663,750 common shares issued and outstanding as of April 21, 2023.

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

7.

Self-destructing messages.

We have tested the concepts all the features above separately and currently we are working on its integration in the messenger platform. “On-chat money transactions and pay system” feature was tested with the prototype of digital tokens, developed especially for the test. We are not sure that that this feature may be incorporated with existing currencies. Currently, we are developing our messenger and working on the UX / UI app design. We are coding the internal application architecture and creating a database for the application algorithms implementation. According to our plan of operation, we plan to develop the first prototype by December 31, 2023.

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

EMPLOYEES; IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

We are a start-up company and currently have two employees our president, Ms. Strygina, and our director, Ms. Aizhan Salmorbek Kyzy appointed as a director of the Company on March 27, 2023. Our president, Ms. Strygina handles the Company’s day-to-day operations. We intend to hire employees on an as needed basis.

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

Glidelogic's FINRA application was approved in October 2022 and listed on OTC market.

HOLDERS

As of January 31, 2023, the 2,663,750 issued and outstanding shares of common stock.

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

RESULTS OF OPERATIONS

For the years ended January 31, 2023 and 2022.

Our accumulated deficit since inception to January 31, 2023, was $16,260.

We have generated $243,060 in revenues for the year ended January 31, 2023. The cost of goods sold for the year ended January 31, 2023 was $210,334. The increase in revenue and COGS was due to the more advertising and new sales agreements negotiations.

We have generated $24,500 in revenues since our inception on December 11, 2020, through January 31, 2022. From our inception (December 11, 2020) to January 31, 2022, we have raised a total of $28,550 from private offerings of our common stock.

For the year ended January 31, 2023, we incurred operating expenses of $47,334, consisting of $47,334 of general and administrative expenses. The increase in operating expenses is related to the increase in professional fees (transfer agent fees, broker dealer services fees).

For the year ended January 31, 2022, we incurred operating expenses of $25,242, consisting of $25,242 of general and administrative expenses.

The net loss for the years ended January 31, 2023 and 2022 was $14,608 and $742, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2023, our total assets were $18,300. Total assets were comprised of $14,547 in current assets and $3,753 in fixed assets.

As at January 31, 2023, our current liabilities were $6,010 and Stockholders’ equity was $12,290.

CASH FLOWS FROM OPERATING ACTIVITIES

For the year ended January 31, 2023 net cash flows used in operating activities was $17,813.

For the year ended January 31, 2022 net cash flows provided by operating activities was $8,653.

CASH FLOWS FROM INVESTING ACTIVITIES

For the year ended January 31, 2023 we have generated $0 in investing activities.

For the year ended January 31, 2022 we have generated $32,560 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the year ended January 31, 2023 net cash flows used in financing activities was $0.

For the year ended January 31, 2022 net cash flows provided by financing activities was $32,560.

As of January 31, 2023, the Company had $14,547 cash and our liabilities were $6,010, including $6,010 owed to Daniella Strygina, our sole officer and director.

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

As of January 31, 2023, the Company issued 663,750 shares of common stock for cash proceeds of $26,550 at $0.04 per share.

There were 2,663,750 shares of common stock issued and outstanding as of January 31, 2023

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

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. Our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year and have the capital resources required to cover the material costs with becoming a publicly reporting. The Company anticipates over the next 12 months the cost of being a reporting public company will be approximately $40,000.

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

GLIDELOGIC CORP.

FOR THE YEARS ENDED JANUARY 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Glidelogic Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Glidelogic Corp. (“the Company”) as of January 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company currently has income but has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fruci & Associates
PCAOB ID: 05525
We have served as the Company’s auditor since 2021. Spokane, Washington
April 21, 2023

GLIDELOGIC CORP.

BALANCE SHEETS

As at January 31, 2023 and 2022

	January 31, 2023	January 31, 2022
ASSETS
Current Assets
Cash and Cash Equivalents	$14,547	$34,713
Total Current Assets	14,547	34,713

Fixed Assets
Equipment, Website, net	3,753	3,695
Total Fixed Assets	3,753	3,695

Total Assets	$18,300	$38,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Account Payable	$-	$5,500
Loan	6,010	6,010
Total Current Liabilities	6,010	11,510

Total Liabilities	6,010	11,510

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 2,663,750 shares issued and outstanding as of January 31, 2023 and 2022	2,664	2,664
Additional Paid in Capital	25,886	25,886
Accumulated income/deficit	(16,260)	(1,652)
Total Stockholders’ Equity	12,290	26,898

Total Liabilities and Stockholders’ Equity	$18,300	$38,408

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF OPERATIONS

For the years ended January 31, 2023 and 2022

	Year ended January 31, 2023	Year ended January 31, 2022
REVENUES	$243,060	$24,500
Cost of goods	(210,334)	-
Gross Profit	32,726	24,500

OPERATING EXPENSES

General and Administrative Expenses	(47,334)	(25,242)
TOTAL OPERATING EXPENSES	(47,334)	(25,242)

NET LOSS/INCOME FROM OPERATIONS	(14,608)	(742)

PROVISION FOR INCOME TAXES	-	-

NET LOSS/INCOME	$(14,608)	$(742)

NET LOSS/INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,663,750	2,132,020

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended January 31, 2023 and 2022

	Common Stock		Additional Paid-in Capital	Accumulated Income	Total Stockholder’s Equity (Deficit)
	Shares	Amount

Balance, January 31, 2021	2,000,000	$2,000	$-	$(910)	$1,090

Issuance of common stock	663,750	664	25,886	-	26,550
Net loss	-	-	-	(742)	(742)
Balance, January 31, 2022	2,663,750	$2,664	$25,886	$(1,652)	$26,898

Net loss	-	-	-	(14,608)	(14,608)
Balance, January 31, 2023	2,663,750	$2,664	$25,886	$(16,260)	$12,290

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CASH FLOWS

For the years ended January 31, 2023 and 2022

	Year ended January 31, 2023	Year ended January 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,608)	$(742)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation Expense	2,295	2,905
Accounts Receivable	-	990
Accounts Payable	(5,500)	5,500
CASH FLOWS FROM OPERATING ACTIVITIES	(17,813)	8,653

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	(2,353)	(6,600)
CASH FLOWS FROM INVESTING ACTIVITIES	(2,353)	(6,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan From Director	-	6,010
Capital Stock	-	26,550
CASH FLOWS FROM FINANCING ACTIVITIES	-	32,560

NET CHANGE IN CASH	(20,165)	34,613

Cash, beginning of period	34,713	100
Cash, end of period	$14,547	$34,713

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2023

(Audited)

1. ORGANIZATION AND NATURE OF BUSINESS

GLIDELOGIC CORP. (“the Company”) was incorporated in the State of Nevada on December 11, 2020. We are a software development company which is developing online platform and messenger. Packed with bunch of redundant security and privacy tools the application is striving to meet and surpass defense-grade security requirements by employing “true end-to-end” encryption technology. Company location is in Kyrgyzstan. The Company's customers and vendors for COGS are not located in the United States.

2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company had $243,060 revenues for the year ended January 31, 2023.  The Company currently has income but has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2023.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and related party loan payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Stock-Based Compensation

As of January 31, 2023, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

The Company has two major customer that accounted for approximately 96% and $232,700 of sales for the year ended January 31, 2023.

Cost of Goods Sold

Cost of goods sold includes direct costs of selling items.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective and thus not disclosed here, accounting pronouncements and we do not believe any of those pronouncements will have a material impact on the Company’s financial position, results of operations or cash flows.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2023 there were no potentially dilutive debt or equity instruments issued or outstanding.

4. FIXED ASSETS

	Equipment	Website	Total
Cost
As at January 31, 2022	$2,100	4,500	6,600
Additions	2,353	-	2,353
Disposals	-	-	-
As at January 31, 2023	$4,453	4,500	8,953

Depreciation
As at January 31, 2022	(280)	(2,625)	(2,905)
Change for the period	(420)	(1,875)	(2,295)
As at January 31, 2023	$(700)	(4,500)	(5,200)

Net book value	$3,753	-	3,753

5. RELATED PARTY TRANSACTIONS

The President and sole director of the Company, Daniella Strygina, is the only related party with whom the Company had transactions with during the years ended January 31, 2023 and 2022. During the period from December 11, 2020 (Inception) through January 31, 2023, our sole director has loaned to the Company $6,010.

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

There were 2,663,750 shares of common stock issued and outstanding as of January 31, 2023.

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

8. INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of January 31, 2023 the Company had net operating loss carry forwards of approximately $16,260 that may be available to reduce future years’ taxable income in varying amounts indefinitely.

Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at January 31, 2023 was approximately $3,415. The net change in valuation allowance from January 31, 2022 through January 31, 2023 was $3,259. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of January 31, 2023.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	January 31, 2023	January 31, 2022
Non-current deferred tax assets:
Net operating loss carry forward	$(16,260)	$(1,652)
Valuation allowance	$(3,415)	$(347)
Net deferred tax assets	$3,415	$347

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended January 31, 2023 as follows:

	January 31, 2023	January 31, 2022
Computed “expected” tax expense (benefit)	$(3,259)	$(156)
Change in valuation allowance	$3,259	$156
Actual tax expense (benefit)	$-	$-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

9. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to January 31, 2023, through April 21,2023, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than shares issuance.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2023, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of January 31, 2023, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.	We did not implement appropriate information technology controls – As at January 31, 2023, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2023 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the quarter ended January 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The name, age and titles of our executive officer and director are as follows:

Name	Age	Positions

Daniella Strygina	29	President, Secretary, Treasurer and Director
Aizhan Salmorbek Kyzy	29	Director

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

In connection with the Board of Meetings resolutions, on March 27, 2023, Ms. Aizhan Salmorbek Kyzy appointed as a director of the Company.

Ms. Aizhan Salmorbek Kyzy, age 29, has served as a CEO at ML Tech Solutions, LLC. since March 2019. From September 2016 to February 2019, Ms. Aizhan Salmorbek Kyzy served as a CTO at Vinero IT, LLC. Ms. Aizhan Salmorbek Kyzy has a master’s degree in Software Engineering and IT Management from the Kyrgyz State Technical University.

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

Item 11. Executive Compensation

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years 2023 and 2022:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Daniella Strygina, President, Secretary, Treasurer, Director	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

DIRECTOR COMPENSATION

The following table sets forth director compensation for the period from Inception (December 11, 2020) to January 31, 2023:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 31, 2023 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Daniella Strygina 21/1 Erkindik Ave, ste. 187, Bishkek, Kyrgyzstan 720000	2,000,000 shares of common stock (direct)	75

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of January 31, 2023, there were 2,663,750 shares of our common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions

As of January 31, 2023, we issued a total of 2,000,000 shares of restricted common stock to our president, Daniella Strygina. Our sole officer and director, Ms. Strygina, has advanced funds to us. Ms. Strygina will not be repaid from the proceeds of this offering. There is no due date for the repayment of the funds advanced by Ms. Strygina. Ms. Strygina will be repaid from revenues of operations if and when we generate revenues to pay the obligation. There is no assurance that we will ever generate revenues from our operations. The obligation to Ms. Strygina does not bear interest. There is no written agreement evidencing the advancement of funds by Ms. Strygina or the repayment of the funds to Ms. Strygina. The entire transaction was oral. We have a verbal agreement with Ms. Strygina that, if necessary, he will loan the company funds to complete the registration process.

Item 14. Principal Accountant Fees and Services

During fiscal year ended January 31, 2023, we incurred $14,250 in fees to our principal independent accountants for professional services rendered in connection with the audit of our January 31, 2022 financial statements and for the reviews of our financial statements for the quarters ended April 30, 2022, July 31, 2022 and October 31, 2022.

Fees	2023	2022
Audit Fees	$14,250	$13,000
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$14,250	$13,000

PART IV

Item 15. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bishkek, Kyrgyzstan, on April 21,2023.

GLIDELOGIC CORP.

By:	/s/	Daniella Strygina
	Name:	Daniella Strygina
	Title:	President, Secretary, Director and Treasurer
(Principal Executive, Financial and Accounting Officer)