Form 10-Q
period 2023-04-30
Glidelogic Corp.
filed 2023-06-16
CIK 1848672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2023

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Registration No. 333-254750

GLIDELOGIC CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-1575837	7371
State or Other Jurisdiction of	IRS Employer	Primary Standard Industrial
Incorporation or Organization	Identification Number	Classification Code Number

11264 Playa Court

Culver City, CA 90230

Tel.  (310) 397-2300

Email: info@glidelogic.ai

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
Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☐       No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,663,750 common shares issued and outstanding as of June 15, 2023.

GLIDELOGIC CORP.

QUARTERLY REPORT ON FORM 10-Q

i

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

GLIDELOGIC CORP.

BALANCE SHEETS

As at April 30, 2023 (Unaudited) and January 31, 2023 (Audited)

	April 30, 2023 (Unaudited)	January 31, 2023 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$5,902	$14,547
Total Current Assets	5,902	14,547

Fixed Assets
Equipment, Website, net	3,648	3,753
Total Fixed Assets	3,648	3,753

Total Assets	$9,550	$18,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Account Payable	$-	$-
Loan	6,010	6,010
Total Current Liabilities	6,010	6,010

Total Liabilities	6,010	6,010

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 2,663,750 shares issued and outstanding as of April 30, 2023 and January 31, 2023	2,664	2,664
Additional Paid in Capital	25,886	25,886
Accumulated income/deficit	(25,010)	(16,260)
Total Stockholders’ Equity	3,540	12,290

Total Liabilities and Stockholders’ Equity	$9,550	$18,300

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF OPERATIONS

For the three months ended April 30, 2023 and 2022 (Unaudited)

	Three months ended April 30, 2023	Three months ended April 30, 2022
REVENUES	$-	$-
Cost of goods	-	-
Gross Profit	-	-

OPERATING EXPENSES

General and Administrative Expenses	(8,750)	(3,630)
TOTAL OPERATING EXPENSES	(8,750)	(3,630)

NET LOSS/INCOME FROM OPERATIONS	(8,750)	(3,630)

PROVISION FOR INCOME TAXES	-	-

NET LOSS/INCOME	$(8,750)	$(3,630)

NET LOSS/INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,663,750	2,663,750

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended April 30, 2023 and 2022 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Capital	Income	(Deficit)
Balance, January 31, 2022	2,663,750	$2,664	$25,886	$(1,652)	$26,898
Net loss for the three months ended April 30, 2022	-	-	-	(3,630)	(3,630)
Balance, April 30, 2022	2,663,750	$2,664	$25,886	$(5,282)	$23,268

Balance, January 31, 2023	2,663,750	$2,664	$25,886	$(16,260)	$12,290
Net loss for the three months ended April 30, 2023	-	-	-	(8,750)	(8,750)
Balance, April 30, 2023	2,663,750	$2,664	$25,886	$(25,010)	$3,540

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CASH FLOWS

For the three months ended April 30, 2023 and 2022 (Unaudited)

	Three months ended April 30, 2023	Three months ended April 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,750)	$(3,630)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation Expense	105	1,230
Accounts Receivable	-	-
Deferred Tax Liability	-	-
Accounts Payable	-	(5,500)
Cash Flows from Operating Activities	(8,645)	(7,900)

NET CHANGE IN CASH	(8,645)	(7,900)

Cash, beginning of period	14,547	34,713
Cash, end of period	$5,902	$26,813

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

As at April 30, 2023 (Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

GLIDELOGIC CORP. (“the Company”) was incorporated in the State of Nevada on December 11, 2020. We are a software development company which is developing online platform and payment gateway solutions. Packed with bunch of redundant security and privacy tools the application is striving to meet and surpass defense-grade security requirements by employing “true end-to-end” encryption technology. Company location is at 11264 Playa Court, Culver City, California of the United States. The Company's customers and vendors are located both within and outside of the United States.

2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company had no revenues for the three months ended April 30, 2023. The Company currently has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with GAAP and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2023 and not indicative of future results.

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

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

As at April 30, 2023 (Unaudited)

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2023.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and related party loan payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Stock-Based Compensation

As of April 30, 2023, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

As at April 30, 2023 (Unaudited)

We have reviewed all the recently issued, but not yet effective and thus not disclosed here, accounting pronouncements and we do not believe any of those pronouncements will have a material impact on the Company’s financial position, results of operations or cash flows.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2023 there were no potentially dilutive debt or equity instruments issued or outstanding.

4. FIXED ASSETS

	Equipment	Website	Total
Cost
As at January 31, 2023	$4,453	4,500	8,953
Additions	-	-	-
Disposals	-	-	-
As at April 30, 2023	$4,453	4,500	8,953

Depreciation
As at January 31, 2023	(700)	(4,500)	(5,200)
Change for the period	(105)	-	(105)
As at April 30, 2023	$(805)	(4,500)	(5,305)

Net book value	$3,648	-	3,648

5. RELATED PARTY TRANSACTIONS

For the three months ended April 30, 2023, the Company’s sole director during the period did not make a loan to the Company. As of April 30, 2023, the sole director has loaned to the Company $6,010. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment. As part of the change of the Company control effective May 23, 2023, Seller agreed to waive her outstanding $6,010 loan to the Company.

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

There were 2,663,750 shares of common stock issued and outstanding as of April 30, 2023.

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

As at April 30, 2023 (Unaudited)

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

8. INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of April 30, 2023 the Company had net operating loss carry forwards of approximately $25,010 that may be available to reduce future years’ taxable income in varying amounts indefinitely. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at as of April 30, 2023 was approximately $5,252. The net change in valuation allowance from January 31, 2023 through April 30, 2023 was $1,993. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2023.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	April 30, 2023	January 31, 2023
Non-current deferred tax assets:
Net operating loss carry forward	$(25,010)	$(16,260)
Valuation allowance	$(5,252)	$(3,415)
Net deferred tax assets	$5,252	$3,415

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended April 30, 2023 as follows:

	April 30, 2023	January 31, 2023
Computed “expected” tax expense (benefit)	$(1,993)	$(3,259)
Change in valuation allowance	$1,993	$3,259
Actual tax expense (benefit)	$-	$-

The related deferred tax benefits for the above unused tax losses have not been fully recognized as it is not reasonably certain that they will be realized. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

As at April 30, 2023 (Unaudited)

9. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to April 30, 2023, through June 15, 2023. On May 23, 2023, Daniella Strygina (the “Seller”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which the Seller agreed to sell to Star Success Business, LLC (the “Purchaser”), 2,000,000 common shares (the “Shares”) of Glidelogic Corp. (the “Company”) owned by the Seller for a total purchase price of $500,000. As a result of the sale there was a change of control of the Company. As part of the change of control, Seller agreed to waive her outstanding $6,010 loan to the Company.

On or about June 5, 2023, the Company received written consents in lieu of a meeting of Stockholders from holders of approximately 75% of voting securities of the total issued and outstanding shares of voting stock of the Company (the “Majority Stockholders”) to effectuate a 25:1 forward stock split of our issued and outstanding shares of Common Stock (the “Forward Stock Split”). This action is in process.

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

DESCRIPTION OF BUSINESS

GENERAL

We acknowledge the fierce competition in the payment gateway solutions application market and the dominance of established players. To stay ahead, we plan to utilize our experience and technology from developing our payment gateway solutions app to serve outsourcing clients and explore new application development opportunities. This allows us to adapt to changing dynamics and drive innovation for sustainable growth. Our business address is 11264 Playa Court, Culver City, California, 90230. Our phone number is (310) 397-2300.  We anticipate abandoning the messenger product and transitioning towards new products and services based on Web3 and AI technologies.

Alongside with software related services we intend to provide software development consulting services. We anticipate launching a secure payment gateway software system as our short-term showpiece by July 31st. This new payment system will leverage the technologies and development principles involved in the previous payment gateway solutions app development to ensure user privacy and data security during transactions.

Derived from the technologies utilized in the previous payment gateway solutions app development, along with the latest advancements in LLM (Large Language Model) technology, we will combine the expertise of Dapeng Ma and Yitian Xue in the entertainment marketing industry to develop an AI system specifically tailored for the entertainment marketing sector. This system will cater to the unique needs of the entertainment marketing industry, leveraging the power of AI to deliver enhanced services.

We plan to deliver the mentioned services depending on the package ordered by a user, which can be tweaked within the settings of the payment gateway solution. We expect to complete the development and penetrate the payment gateway solutions market to achieve profitability. We plan to offer the other services, the list of which can be extended or shortened depending on their profitability and popularity with the customers:

1. Consulting services in software development business.

2. Consulting services in data encryption.

3. Consulting services in block chain operation and development.

4. Software development using block chain technologies.

5. Software development using encryption and data protection.

6. Software development using Al technologies.

We plan to offer the above services to small and medium companies involved in various parts of the IT industry and companies providing services to IT entities.

REVENUE

We plan to generate revenue by developing and licensing payment gateway solution, and providing a dedicated AI solution for the entertainment marketing industry.

Additionally, we intend to offer consulting services for small and medium business entities involved in software development. The offers are planned to be framed by demands of the customers. The price is planned to vary whether they require the following:

-	single consultation or revision of their project.
-	continuous monitoring or maintenance.

MARKETING

We expect the Marketing Campaign to be our main drive allowing us to penetrate the payment gateway solution market and attract new customers as well. We will promote the AI solution for the entertainment marketing industry through the in-depth experience of our directors, primarily targeting our existing Propaganda GEM (“PGEM”) clients as well as production studios for adoption. We project to implement a set of marketing strategies and depending on their efficiency we, possibly, either correct the strategy or exclude the ineffective methodologies from the campaign.

We plan to target customers who are concerned about privacy and security of payment solutions. We plan to advertise our prime software product at IT workshops, hackathons, trade shows and exhibitions of software for computers and mobile devices, exhibitions and trade shows of mobile gadgets, gaming industry shows and exhibitions.

We intend to advertise our payment gateway solutions and consulting services by means of banners on web-forums and communities related to computer technologies, encryption and block chain. We plan to draw the attention of users on notable social platforms (Facebook, Instagram, VK, Twitter) by placing advertising banners, GIFs, advertising posts and videos. In posts and videos, we plan to disclose the advantages of our payment gateway and demonstrate the main features. We project to start a social web page dedicated to the payment gateway for our potential users with necessary information shared and explaining media, as well as advertising media.

We plan to leverage Dapeng Ma’s previous experience, networks, and client relationships in the entertainment marketing industry, film investment industry, and various related sectors to promote the adoption of our AI solution for entertainment marketing.

We plan to utilize the SEO (Search Engine Optimization) tool to draw the attention of web users requesting “privacy”, “secure payment gateway” and close in meaning requests on Google, Yandex, Yahoo and Bing. We plan to use SEO paired with context advertising services (Google AdWords, Bing Ads, Yandex Direct) to capture interest of users browsing for digital goods, tools and services corresponding to those of our own. By means of context advertising we expect to increase link-hit ratio in order to promote our payment gateway solutions to the top of searches.

We expect to attract two main kinds of customers regarding services they wish to receive.  The ones referred as “users”, are granted the use of payment gateway solutions application conditional on the package they would select. We expect them to be an extensive group of active users of mobile devices and computers who are more concerned about privacy and security over other features.

The ones referred as “customers”, are expected to offer consulting services in the software development business area. They are expected to be IT professionals employed in cryptography, developing encryption systems, employed in the IT security area and development of block chain technologies.

COMPETITION

The market of AI solutions and payment gateway solutions is relatively new and expanding with numbers of offers. payment gateway applications attract users by improving mostly design and usability whereas we have to offer services significant to modern users such as privacy and security. We expect our encryption algorithm, currently in progress of development, to allow connecting user-to-user blocking possibilities of interfering, hacking or compromising the ‘transaction data.

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

EMPLOYEES; IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

We are a start-up company and currently have two employees: our president, Mr. Dapeng Ma, and our CEO, Mr. Yitian Xue, both were appointed as a director of the Company on May 15, 2023. Mr. Ma and Mr. Xue will jointly oversee the day-to-day operations of the company. We intend to hire employees on an as needed basis.

INSURANCE

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are had a party of a legal action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

OFFICES

The Company’s principal offices are located at 11264 Playa Court, Culver City, California 90230.

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

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2023, our total assets were $9,550. Total assets were comprised of $5,902 in current assets and $3,648 in fixed assets.

As at April 30, 2023, our current liabilities were $6,010 and Stockholders’ equity was $3,540.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended April 30, 2023 net cash flows used in operating activities was $8,645.

For the three months ended April 30, 2022 net cash flows used in operating activities was $7,900.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended April 30, 2023 we have generated $0 in investing activities.

For the three months ended April 30, 2022 we have generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended April 30, 2023 net cash flows provided by financing activities was $0.

For the three months ended April 30, 2022 net cash flows provided by financing activities was $0.

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

For the year ended January 31, 2022, the Company issued 663,750 shares of common stock for cash proceeds of $26,550 at $0.04 per share

There were 2,663,750 shares of common stock issued and outstanding as of April 30, 2023

Starting in Q2, 2023, we plan to generate revenue and support the Company’s operations through licensing payment gateway solutions and providing IT outsourcing services. We will utilize funds from Mr. Dapeng Ma and Mr. Yitian Xue, our Board Chairman and director respectively, who have verbally agreed to loan the Company funds at time of needs. However, neither of them has formal commitment, arrangement or legal obligation to advance or loan funds to the Company. Their verbal agreement to provide us loans is non-binding and discretionary.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 1A. RISK FACTORS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Culver City, California, on June 15, 2023.

GLIDELOGIC CORP.

By:	/s/ Yitian Xue
	Name:	Yitian Xue
	Title:	President Secretary, Director and Treasurer
(Principal Executive, Financial and Accounting Officer)