Form 10-Q
period 2023-07-31
Glidelogic Corp.
filed 2023-09-19
CIK 1848672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2023

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

Yes ☐      No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 66,593,750common shares issued and outstanding as of September 11, 2023.

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

GLIDELOGIC CORP.

BALANCE SHEETS

As of July 31, 2023 (Unaudited) and January 31, 2023 (Audited)

ASSETS
Current Assets	July 31, 2023 (Unaudited)	January 31, 2023 (Audited)
Cash and Cash Equivalents	$1,761	$14,547
Total Current Assets	1,761	14,547

Accounts Receivable
Accounts Receivable from Related Party	10,094	-
Total Accounts Receivable	10,094	-

Fixed Assets
Equipment, net	3,543	3,753
Total Fixed Assets	3,543	3,753

Total Assets	$15,398	$18,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Account Payable	-	-
Loan	$-	$6,010
Total Current Liabilities	-	6,010

Total Liabilities	-	6,010

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 66,593,750 shares issued and outstanding as of July 31, 2023 and January 31, 2023	66,594	66,594
Retained Earnings	(51,196)	(54,304)

Total Stockholders’ Equity	15,398	12,290

Total Liabilities and Stockholders’ Equity	$15,398	$18,300

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF OPERATIONS

For the three and six months ended July 31, 2023 and 2022 (Unaudited)

	For the three months ended July 31, 2023	For the three months ended July 31, 2022	For the six months ended July 31, 2023	For the six months ended July 31, 2022
REVENUES	$30,000	$48,208	$30,000	$48,208
Cost of goods	-	37,134	-	37,134
Gross Profit	30,000	11,074	30,000	11,074

OPERATING EXPENSES

General and Administrative Expenses	(24,152)	(17,012)	(32,902)	(20,642)
TOTAL OPERATING EXPENSES	(24,152)	(17,012)	(32,902)	(20,642)

NET INCOME/(LOSS) FROM OPERATIONS	5,848	(5,938)	(2,902)	(9,568)

OTHER INCOME	6,010	-	6,010	-
PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS/INCOME	$11,858	$(5,938)	$3,108	$(9,568)

NET INCOME PER SHARE: BASIC AND DILUTED	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	66,593,750	66,593,750	66,593,750	66,593,750

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended July 31, 2023 and 2022 (Unaudited)

	Common Stock		Retained Earnings	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, April 30, 2022	66,593,750	$66,594	$(43,326)	$23,268
Net loss for the three months ended July 31, 2022	-	-	(5,938)	(5,938)
Balance, July 31, 2022	66,593,750	$66,594	$(49,264)	$17,330

Balance, April 30, 2023	66,593,750	$66,594	$(63,054)	$3,540
Net income for the three months ended July 31, 2023	-	-	11,858	11,858
Balance, July 31, 2023	66,593,750	$66,594	$(51,196)	$15,398

Balance, January 31, 2022	66,593,750	$66,594	$(39,696)	$26,898
Net loss for the six months ended July 31, 2022	-	-	(9,568)	(9,568)
Balance, July 31, 2022	66,593,750	$66,594	$(49,264)	$17,330

Balance, January 31, 2023	66,593,750	$66,594	$(54304)	$12,290
Net loss for the six months ended July 31, 2023	-	-	3,108	3,108
Balance, July 31, 2023	66,593,750	$66,594	$(51,196)	$15,398

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CASH FLOWS

For the six months ended July 31, 2023 and 2022 (Unaudited)

	For the six months ended July 31, 2023	For the six months ended July 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$3,108	$(9,568)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation Expense	210	2,085
Accounts Receivable	(10,094)	-
Loan Payable	(6,010)	-
Accounts Payable	-	(5,500)
CASH FLOWS FROM OPERATING ACTIVITIES	(12,786)	(12,983)

CASH FLOWS FROM INVESTING ACTIVITIES	-
CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	(12,786)	(12,983)

Cash, beginning of period	14,547	34,713
Cash, end of period	$1,761	$21,730

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

As at July 31, 2023 (Unaudited)

1.ORGANIZATION AND NATURE OF BUSINESS

GLIDELOGIC CORP. (“the Company”) was incorporated in the State of Nevada on December 11, 2020. The Company is a diversified software development and consulting firm specializing in the development of online platforms, payment gateway solutions, AI, and blockchain technologies. Additionally, the Company offers consulting services in the areas of AI and blockchain. The Company's headquarters is located at 11264 Playa Court, Culver City, California, United States. The Company engages with customers and vendors both within and outside of the United States. The Company location is at 11264 Playa Court, Culver City, California of the United States. The Company's customers and vendors are located both within and outside of the United States.

2.GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company had $30,000 revenues for the six months ended July 31, 2023. The Company currently has income but has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. Considering management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavours or become financially viable and continue as a going concern.

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with GAAP and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2023, and not indicative of future results.

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for deferred tax assets that, based on available evidence, are not expected to be realized.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2023.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and related party loan payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Accounts Receivable and Expected Credit Loss

In accordance with ASC 326, "Measurement of Credit Losses on Financial Instruments", accounts receivable are recognized upon delivery of goods or services. The Company adopts the Current Expected Credit Loss (CECL) model, which necessitates the recognition of expected credit losses over the life of the asset. This model incorporates historical data, current conditions, and reasonable future forecasts. Accounts deemed uncollectible are written off against the allowance for doubtful accounts. As of July 31, 2023, the Company has assessed its accounts receivable for impairment under the CECL model and has made appropriate adjustments in line with GAAP standards.

Stock-Based Compensation

As of July 31, 2023, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Fixed Assets

Equipment is stated at cost, net of accumulated depreciation. The cost of equipment and website is depreciated using the straight-line method over five and one years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals, and replacements that increase the equipment's useful life are capitalized. Equipment sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

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

GLIDELOGIC CORP. recognizes revenue in accordance with this core principle by applying the following steps:

Step 1: Identifying the contract(s) with the customer.

Step 2: Identifying the performance obligation to satisfy the contract.

Step 3: Determining the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Revenue recognition.

The Company's revenues are bifurcated into two categories: software and services. Revenues from software are recognized at a point-in-time as ownership is transferred to the customer at a distinct point in time, in accordance with the terms of the contract. For services, revenue is recognized over time as the services are rendered and milestones are achieved, pursuant to the terms specified in the service agreement.

The Company shall not be liable for any failure to perform its obligations, whether related to software or services, if such failure is due to circumstances beyond its reasonable control. Any liability of the Company shall be limited to the total of all amounts paid by the customer for software and/or services under the contract.

Payment Terms: The Company plans to collect payment from customers prior to transferring ownership of the software and may require deposits from customers at the time an order is placed. When deposits are collected prior to transferring ownership of the software, the Company recognizes deferred revenue until the transfer is made. Similarly, for services, the Company may require an upfront retainer or periodic payments, as outlined in the service agreement. Any prepaid amounts for services will be recognized as deferred revenue until the services are rendered.

Nonmonetary Exchange Contracts: The Company accepts barter contracts and recognizes any revenue originating from such contracts, whether related to software or services, if a barter agreement is made between both parties.

The following are details pertaining to the Company’s most recent nonmonetary exchange contract and its revenue recognition procedure:

For the six months ended July 31, 2023, the Company rendered services to Streamline USA, Inc. (“Streamline” or “SLI”) as depicted in the following 2 key points:

▪The objective is to provide a one-time, comprehensive consulting service aimed at integrating Artificial Intelligence (AI) and Real-World Asset tokenization in Streamline's entertainment marketing operations.

▪The duration of the service is designed to be a one-time consultation, providing Streamline with a comprehensive strategy and actionable insights. At the end of the consultation, a detailed report summarizing findings, recommendations, and implementation guidelines will be provided to Streamline.

The above created a Nonmonetary Exchange Invoice for $30,000. Consequently, the Company entered into a Nonmonetary Exchange Agreement with Streamline USA, Inc. as depicted below:

▪The Company is to provide to Streamline USA, Inc. the equivalent of Thirty Thousand Dollars ($30,000) in Artificial Intelligence (AI) technology time (the “AI Time Credit").

As of the end of July 2023, the reports of analysis, evaluation, and recommendation on the subject matter have all been delivered, thus, the service was deemed completed and all $30,000 was realized in Q2.

Cost of Goods Sold

Cost of goods sold includes direct costs of selling items.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective and thus not disclosed here, accounting pronouncements and we do not believe any of those pronouncements will have a material impact on the Company’s financial position, results of operations or cash flows.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

4.Accounts Receivable

Accounts receivables are stated at their carrying values, net of a reserve for doubtful accounts. For the six months ended July 31, 2023, the Company rendered services to Streamline USA, Inc. (“Streamline” or “SLI”). This created a Nonmonetary Exchange Invoice for $30,000. Consequently, the Company entered into a Nonmonetary Exchange Agreement with Streamline USA, Inc. as depicted below:

▪The Company is to provide to Streamline USA, Inc. the equivalent of Thirty Thousand Dollars ($30,000) in Artificial Intelligence (AI) technology time (the  “AI Time Credit").

▪The Company offsets “Accounts Receivable from” and “SLI Loan Payable to” until the full amount of $30,000 is counterbalanced.

As of July 31, 2023, the Company has accounts receivable of $10,094. Hence, this figure is also the remaining credit that still needs to be counterbalanced (as portrayed below).

Nonmonetary Exchange Invoice Amount	$30,000
SLI Loan Payable Payoff	-19,906
Due to Glidelogic Corp.	$10,094

As of July 31, 2023, this loan has been fully paid with the Nonmonetary Exchange agreement stated above. Consequently, there is still an Accounts Receivable of $10,094 to be counterbalanced by future dealings with Streamline USA, Inc.

5.FIXED ASSETS

	Equipment	Website	Total
Cost
As of January 31, 2023	$4,453	4,500	8,953
Additions	-	-	-
Disposals	-	-	-
As of July 31, 2023	$4,453	4,500	8,953

Depreciation
As of January 31, 2023	(700)	(4,500)	(5,200)
Change for the period	(210)	-	(210)
As of July 31, 2023	$(910)	(4,500)	(5,410)

Net book value	$3,543	-	3,543

6.RELATED PARTY TRANSACTIONS

For the three months ended April 30, 2023, the Company’s back-then sole director during the period did not make any new loans to the Company. As part of the change of the Company control effective May 23, 2023, Seller agreed to waive her outstanding $6,010 loan to the Company. Therefore, as of July 31, 2023, the loan of $6,010 was forgiven and it became cancellation of debt. As of July 31, 2023, it is listed under Other Income.

For the six months ended July 31, 2023, Streamline USA, Inc. loaned $19,906 to Glidelogic Corp. Streamline and Glidelogic Corp. share the same ultimate controlling persons – Mr. Dapeng Ma and Mr. Yitian Xue. While they hold majority interest in Streamline line, together they own 100% of Star Success Business, LLC, which owns 75% of Glidelogic’s interest. The loan from Streamline consisted of cash transferred to Glidelogic Corp. or as expenses paid on behalf of Glidelogic Corp. As of July 31, 2023, this loan has been fully paid with the nonmonetary exchange agreement depicted in the Accounts Receivable section. The following is the breakdown of the payoff:

Nonmonetary Exchange Invoice Amount	$30,000
SLI Loan Payable Payoff	-19,906
Due to Glidelogic Corp.	$10,094

7.COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. In August 2023, the company effected 25 to 1 forward stock split of its common stock. As a result, currently there are 66,593,750 shares of common stock issued and outstanding.

On January 21, 2021, the Company issued 50,000,000 shares of common stock to a director for cash proceeds of $2,000.

In October 2021, the Company issued 3,218,750 shares of common stock for cash proceeds of $5,150.

In November 2021, the Company issued 9,468,750 shares of common stock for cash proceeds of $15,150.

In December 2021, the Company issued 3,906,250 shares of common stock for cash proceeds of $6,250.

There were 66,593,750 shares of common stock issued and outstanding as a result of these four issuances.

8.COMMITMENTS AND CONTINGENCIES

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable (if any). No such event or amounts have been accrued in the financial statements with respect to any litigation or other claim matters.

9.INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of July 31, 2023, the Company had net operating loss carry forwards of approximately $13,152 that may be available to reduce future years’ taxable income in varying amounts indefinitely. Future tax benefits which may arise because of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at as of July 31, 2023, was approximately $2,762. The net change in valuation allowance from January 31, 2023, through July 31, 2023, was a decrease of $653. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2023.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	July 31, 2023	January 31, 2023
Non-current deferred tax assets:
Net operating loss carry forward	$(13,152)	$(16,260)
Valuation allowance	$(13,152)	$(16,260)
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended July 31, 2023, as follows:

	July 31, 2023	January 31, 2023
Computed “expected” tax expense (benefit)	$(653)	$(3,259)
Change in valuation allowance	$653	$3,259
Actual tax expense (benefit)	$-	$-

The related deferred tax benefits for the above unused tax losses have not been fully recognized as it is not reasonably certain that they will be realized. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

10.SUBSEQUENT EVENTS

On August 8, 2023, FINRA announced the a 25 for 1 forward stock split would become effective on August 9, 2023. Following the stock split, we had 66,593,750 shares of common stock issued and outstanding.

All shares and par value per share amounts in the financial statements and accompanying notes presented in this filing have been retrospectively adjusted to give effect to the Forward Stock Split.

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

DESCRIPTION OF BUSINESS

GENERAL

As we anticipated and planned in Q1 2023, our payment gateway solution was launched and tested in July 2023 at TP FINTECH SOLUTIONS LTD (“TPFT”), a wholly-owned Brazilian subsidiary by Glidelogic’s affiliated company Streamline USA, Inc. (“Streamline”). Currently, it is integrating well with the PIX payment system of FITBANK INSTITUIÇÃO DE PAGAMENTOS ELETRÔNICOS SA (“FITBANK”). TPFT has officially launched the payment service via FITBANK in August. We anticipate that the collaboration between Glidelogic and TPFT will start in the third quarter, with Glidelogic charging TPFT for the licensing fee and technical service fee of the payment gateway solution.

Also as anticipated and planned in Q1 2023, Glidelogic has already provided Streamline with advisory services related to the LLM (Large Language Model) and RWA (Real World Assets) Token. Streamline plans to offer an AI Bot related to entertainment marketing in the future, and to issue RWA Tokens tied to the earnings of KOL (Key Opinion Leaders) on social media. Glidelogic expects to continue providing related software development and consulting services for Streamline in Q3 2023.

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

The promotion of the Payment Gateway Solution will follow the expansion of our affiliated company Streamline’s payment service business in the Americas. We expect to enter countries like Brazil and Mexico as a technology service provider and then promote within the industry through technical collaboration with partnering banks.

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

COMPETITION

The market of crypto payment gateway solutions, new LLM based AI solutions, and Crypto related services is relatively new and expanding with numbers of offers. We still plan to seek new business opportunities through the management's connections and experience in the relevant industries. We aim to expand our business by collaborating with industry-leading companies and to gain customer recognition through innovation and high-quality work.

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

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2023, our total assets were $15,398. Total assets were comprised of $11,855 in current assets and $3,543 in fixed assets.

As at July 31, 2023, our current liabilities were $0 and Stockholders’ equity was $15,398.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months ended July 31, 2023 net cash flows used in operating activities was $12,786.

For the six months ended July 31, 2022 net cash flows used in operating activities was $12,983.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended July 31, 2023 we have generated $0 in investing activities.

For the six months ended July 31, 2022 we have generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended July 31, 2023 net cash flows provided by financing activities was $0.

For the six months ended July 31, 2022 net cash flows provided by financing activities was $0.

In August 2023, the company effected 25 to 1 forward stock split of its common stock. As a result, currently there are 66,593,750 shares of common stock issued and outstanding. The breakdown is:

Since inception, Glidelogic has sold 50,000,000 shares to its previous director for net proceeds of $2,000, the par value of these shares is $0.001. These shares were acquired by Star Success Business LLC in May 2023.

For the year ended January 31, 2022, the Company issued 16,593,750 shares of common stock for cash proceeds of $26,550, par value of these shares is $0.001 per share.

Our current cash flow is sufficient to support the company's daily operations. It is estimated that by Q3 2023, after the full-scale rollout of the payment gateway software licensing business, the company will have enough funds to achieve a break-even point. To ensure the development of subsequent plans, we anticipate advancing our crypto-related business line by issuing service shares in the fourth quarter of this year. Specific details are still under planning..

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Culver City, California, on September 19, 2023.

GLIDELOGIC CORP.

By:	/s/ Yitian Xue
	Name:	Yitian Xue
	Title:	President Secretary, Director and Treasurer
(Principal Executive, Financial and Accounting Officer)