Form 10-Q/A
period 2023-07-31
Glidelogic Corp.
filed 2023-09-20
CIK 1848672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

Yes ☐      No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 66,593,750 common shares issued and outstanding as of September 11, 2023.

Explanatory Note:

This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 19, 2023, is for the purpose of adding the financial statement XBRL files to that filing. Otherwise, the original filing remains the same.

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

GLIDELOGIC CORP.

BALANCE SHEETS

As of July 31, 2023 (Unaudited) and January 31, 2023 (Audited)

	July 31, 2023 (Unaudited)	January 31, 2023 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,761	$14,547
Total Current Assets	1,761	14,547

Accounts Receivable
Accounts Receivable from Related Party	10,094	-
Total Accounts Receivable	10,094	-

Fixed Assets
Equipment, net	3,543	3,753
Total Fixed Assets	3,543	3,753

Total Assets	$15,398	$18,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Account Payable	-	-
Loan	$-	$6,010
Total Current Liabilities	-	6,010

Total Liabilities	-	6,010

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 66,593,750 shares issued and outstanding as of July 31, 2023 and January 31, 2023	66,594	66,594
Retained Earnings	(51,196)	(54,304)

Total Stockholders’ Equity	15,398	12,290

Total Liabilities and Stockholders’ Equity	$15,398	$18,300

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

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended July 31, 2023 and 2022 (Unaudited)

	Common Stock
	Shares	Amount	Retained Earnings	Total Stockholders’ Equity (Deficit)
Balance, April 30, 2022	66,593,750	$66,594	$(43,326)	$23,268
Net loss for the three months ended July 31, 2022	-	-	(5,938)	(5,938)
Balance, July 31, 2022	66,593,750	$66,594	$(49,264)	$17,330

Balance, April 30, 2023	66,593,750	$66,594	$(63,054)	$3,540
Net income for the three months ended July 31, 2023	-	-	11,858	11,858
Balance, July 31, 2023	66,593,750	$66,594	$(51,196)	$15,398

Balance, January 31, 2022	66,593,750	$66,594	$(39,696)	$26,898
Net loss for the six months ended July 31, 2022	-	-	(9,568)	(9,568)
Balance, July 31, 2022	66,593,750	$66,594	$(49,264)	$17,330

Balance, January 31, 2023	66,593,750	$66,594	$(54,304)	$12,290
Net loss for the six months ended July 31, 2023	-	-	3,108	3,108
Balance, July 31, 2023	66,593,750	$66,594	$(51,196)	$15,398

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

Nonmonetary Exchange Invoice Amount	$30,000
SLI Loan Payable Payoff	(19,906)
Due to Glidelogic Corp.	$10,094

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

Nonmonetary Exchange Invoice Amount	$30,000
SLI Loan Payable Payoff	(19,906)
Due to Glidelogic Corp.	$10,094

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

Our current cash flow is sufficient to support the company's daily operations. It is estimated that by Q3 2023, after the full-scale rollout of the payment gateway software licensing business, the company will have enough funds to achieve a break-even point. To ensure the development of subsequent plans, we anticipate advancing our crypto-related business line by issuing service shares in the fourth quarter of this year. Specific details are still under planning.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Culver City, California, on September 20, 2023.

GLIDELOGIC CORP.

By:	/s/ Yitian Xue
	Name:	Yitian Xue
	Title:	President Secretary, Director and Treasurer
(Principal Executive, Financial and Accounting Officer)