Form 10-Q
period 2023-10-31
Glidelogic Corp.
filed 2023-12-08
CIK 1848672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2023

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

Yes ☐      No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 66,593,750 common shares issued and outstanding as of December 8, 2023.

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

GLIDELOGIC CORP.

BALANCE SHEETS

As of October 31, 2023 (Unaudited) and January 31, 2023 (Audited)

	October 31, 2023 (Unaudited)	January 31, 2023 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$2,771	$14,547
Total Current Assets	2,771	14,547

Accounts Receivable
Accounts Receivable from Related Party	3,416	-
Total Accounts Receivable	3,416	-

Fixed Assets
Equipment, net	3,438	3,753
Total Fixed Assets	3,438	3,753

Total Assets	$9,625	$18,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Account Payable	-	-
Loan	-	6,010
Loan Payable (to Parent Company)	$5,000	$-
Total Current Liabilities	5,000	6,010

Total Liabilities	$5,000	$6,010

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 66,593,750 shares issued and outstanding as of October 31, 2023; and 66,593,750 shares issued and outstanding as of January 31, 2023	66,594	66,594
Retained Earnings	(61,969)	(54,304)
Total Stockholders’ Equity	4,625	12,290

Total Liabilities and Stockholders’ Equity	$9,625	$18,300

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF OPERATIONS

For the three and nine months ended October 31, 2023 and 2022 (Unaudited)

	For the three months ended October 31, 2023	For the three months ended October 31, 2022	For the nine months ended October 31, 2023	For the nine months ended October 31, 2022
REVENUES	$-	$94,126	$30,000	$142,334
Cost of goods	-	93,000	-	130,134
Gross Profit	-	1,126	30,000	12,200

OPERATING EXPENSES

General and Administrative Expenses	10,773	2,637	43,675	23,279
TOTAL OPERATING EXPENSES	10,773	2,637	43,675	23,279

NET INCOME/(LOSS) FROM OPERATIONS	(10,773)	(1,511)	(13,675)	(11,079)

OTHER INCOME	-	-	6,010	-

PROVISION FOR INCOME TAXES

NET LOSS/INCOME	$(10,773)	$(1,511)	$(7,665)	$(11,079)

NET INCOME PER SHARE: BASIC AND DILUTED	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	66,593,750	66,593,750	66,593,750	66,593,750

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and nine months ended October 31, 2023 and 2022 (Unaudited)

				Total
	Common Stock		Retained	Stockholders’
	Shares	Amount	Earnings	Equity (Deficit)

Balance, July 31, 2022	66,593,750	$66,594	$(49,264)	$17,330
Net loss for the three months ended October 31, 2022	-	-	(1,511)	(1,511)
Balance, October 31, 2022	66,593,750	$66,594	$(50,775)	$15,819

Balance, July 31, 2023	66,593,750	$66,594	$(51,196)	$15,398
Net loss for the three months ended October 31, 2023	-	-	(10,773)	(10,773)
Balance, October 31, 2023	66,593,750	$66,594	$(61,969)	$4,625

Balance, January 31, 2022	66,593,750	$66,594	$(39,696)	$26,898
Net loss for the nine months ended October 31, 2022	-	-	(11,079)	(11,079)
Balance, October 31, 2022	66,593,750	$66,594	$(50,775)	$15,819

Balance, January 31, 2023	66,593,750	$66,594	$(54,304)	$12,290
Net loss for the nine months ended October 31, 2023	-	-	(7,665)	(7,665)
Balance, October 31, 2023	66,593,750	$66,594	$(61,969)	$4,625

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CASH FLOWS

For the nine months ended October 31, 2023 and 2022 (Unaudited)

	For the nine months ended	For the nine months ended
	October 31, 2023	October 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(7,665)	$(11,079)
Adjustments to reconcile net loss to net cash provided by operations:
Accounts Payable	-	(5,500)
Depreciation Expense	315	2,190
Accounts Receivable	(3,416)	-
Loan Payable	(6,010)	-
Loan Payable (to Parent Company)	5,000	-
CASH FLOWS FROM OPERATING ACTIVITIES	(11,776)	(14,389)

CASH FLOWS FROM INVESTING ACTIVITIES
CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	(11,776)	(14,389)

Cash, beginning of period	14,547	34,713

Cash, end of period	$2,771	$20,324

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

As at October 31, 2023 (Unaudited)

1.ORGANIZATION AND NATURE OF BUSINESS

GLIDELOGIC CORP. (“the Company”) was incorporated in the State of Nevada on December 11, 2020. The Company is a diversified software development and consulting firm specializing in the development of AI-based software, financial technologies (fintech), and blockchain technologies. Additionally, the Company offers consulting services for these three areas as well. The Company's headquarters is located at 11264 Playa Court, Culver City, California, United States. The Company engages with customers and vendors both within and outside of the United States. The Company location is at 11264 Playa Court, Culver City, California of the United States. The Company's customers and vendors are located both within and outside of the United States.

2.GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company had $30,000 revenues for the nine months ended October 31, 2023. The Company has had income in current year but has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. Considering management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavours or become financially viable and continue as a going concern.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2023.

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

Accounts Receivable and Expected Credit Loss

In accordance with ASC 326, "Measurement of Credit Losses on Financial Instruments", accounts receivable are recognized upon delivery of goods or services. The Company adopts the Current Expected Credit Loss (CECL) model, which necessitates the recognition of expected credit losses over the life of the asset. This model incorporates historical data, current conditions, and reasonable future forecasts. Accounts deemed uncollectible are written off against the allowance for doubtful accounts. As of October 31, 2023, the Company has assessed its accounts receivable for impairment under the CECL model and has made appropriate adjustments in line with GAAP standards.

Stock-Based Compensation

As of October 31, 2023, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

The following are details pertaining to the Company’s most recent nonmonetary exchange contract and its revenue recognition procedure:

For the six months ended July 31, 2023, the Company rendered services to Streamline USA, Inc. (“Streamline” or “SLI”). These services are depicted in the following 2 key points:

·

The objective is to provide a one-time, comprehensive consulting service aimed at integrating Artificial Intelligence (AI) and Real-World Asset tokenization in Streamline's entertainment marketing operations.

·

The duration of the service is designed to be a one-time consultation, providing Streamline with a comprehensive strategy and actionable insights. At the end of the consultation, a detailed report summarizing findings, recommendations, and implementation guidelines will be provided to Streamline.

The services rendered for the six months ended July 31, 2023 created a Nonmonetary Exchange Invoice for $30,000. Consequently, the Company entered into a Nonmonetary Exchange Agreement with Streamline USA, Inc. as depicted below:

·	The Company is to provide to Streamline USA, Inc. the equivalent of Thirty Thousand Dollars ($30,000) in Artificial Intelligence (AI) technology time (the “AI Time Credit").

As of the end of July 2023, the reports of analysis, evaluations, and recommendations on the subject matter have all been delivered. Thus, the services were deemed completed and all $30,000 was realized in Q2.

Cost of Goods Sold

Cost of goods sold includes direct costs of selling items.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective and thus not disclosed here, accounting pronouncements and we do not believe any of those pronouncements will have a material impact on the Company’s financial position, results of operations or cash flows.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

4.Accounts Receivable

Accounts receivables are stated at their carrying values, net of a reserve for doubtful accounts. For the six months ended July 31, 2023, the Company rendered services to Streamline USA, Inc. (“Streamline” or “SLI”). This created a Nonmonetary Exchange Invoice for $30,000. Consequently, the Company entered into a Nonmonetary Exchange Agreement with Streamline USA, Inc. as depicted below:

•The Company is to provide to Streamline USA, Inc. the equivalent of Thirty Thousand Dollars ($30,000) in Artificial Intelligence (AI) technology time (the  “AI Time Credit").

•The Company offsets “Accounts Receivable due from” and “SLI Note Payable due to” until the full amount of $30,000 is counterbalanced.

•The $30,000 is to be counterbalanced by the total loan offset amounts which are equivalent to loan repayments from Streamline USA, Inc. to Glidelogic Corp. to suffice the SLI Note Payable.

For the nine months ended October 31, 2023, the total loan offset amounts were $6,678 (as portrayed below). Therefore, as of October 31, 2023, the Company had accounts receivable of $3,416 which resulted from the above total loan offset amounts that are deemed as loan repayments to the SLI Note Payable.

Accounts Receivable due from (nonmonetary exchange invoice amount)	$30,000
SLI Note Payable due to (Q1- Q2 loan offset amounts)	(19,906)
SLI Note Payable due to (Q3 loan offset amounts)	(6,678)
Total Loan Offset Amounts for Q1-Q3	(26,584)
A/R Net Due to Glidelogic Corp.	$3,416

As of October 31, 2023, the SLI Note Payable has been fully paid with a portion of the nonmonetary exchange invoice amount stated above. The remaining portion of the nonmonetary exchange invoice amount is $3,416. Moreover, this remaining amount of $3,416 is an Accounts Receivable to be counterbalanced by future dealings with Streamline USA, Inc.

5.FIXED ASSETS

	Equipment	Website	Total
Cost
As of January 31, 2023	$4,453	4,500	8,953
Additions	-	-	-
Disposals	-	-	-
As of October 31, 2023	$4,453	4,500	8,953

Depreciation
As of January 31, 2023	(700)	(4,500)	(5,200)
Change for the period	(315)	-	(315)
As of October 31, 2023	$(1,015)	(4,500)	(5,515)

Net book value	$3,438	-	3,438

6.RELATED PARTY TRANSACTIONS

For the three months ended April 30, 2023, the Company’s back-then sole director during the period did not make any new loans to the Company. As part of the change of the Company control effective May 23, 2023, Seller agreed to waive her outstanding $6,010 loan to the Company. Therefore, as of July 31, 2023, the loan of $6,010 was forgiven and it became cancellation of debt. As of October 31, 2023, it is listed under Other Income.

For the nine months ended October 31, 2023, Streamline USA, Inc. loaned to Glidelogic Corp. two different times. In July $19,906 was loaned to Glidelogic Corp. In August, an additional $6,678 was loaned to Glidelogic Corp. Thus, the SLI Note Payable increased to $26,584.

Streamline and Glidelogic Corp. share the same ultimate controlling persons – Mr. Dapeng Ma and Mr. Yitian Xue. While they hold majority interest in Streamline line, together they own 100% of Star Success Business, LLC, which owns 75% of Glidelogic’s interest. The loan from Streamline consisted of cash transferred to Glidelogic Corp. as well as various expenses paid by Streamline on behalf of Glidelogic Corp.

As of October 31, 2023, the SLI Note Payable has been fully paid with a portion of the nonmonetary exchange invoice amount depicted in the Accounts Receivable section. The following is the breakdown of the payoff:

Note Payable to SLI	$26,584
Paid by a portion of the nonmonetary exchange invoice amount from A/R	(26,584)
Total SLI Note Payable	$0

For the nine months ended October 31, 2023, Parent company Star Success Business, LLC (SSB) entered into an inter-company loan agreement with Glidelogic Corp. (GDLG). The total principal loan amount from SSB to GLDG is $5,000 as shown in the table below:

Date	Details	Amount	Int. Accrue Starting
2023/10/10	Loan to GDLG	$3,000.00	2024/07/01
2023/10/16	Loan to GDLG	$2,000.00	2024/07/01

Total Loan Amount as of 10/31/2023		$5,000.00

The term of the loan is to December 31, 2024, regardless of when the loan is received by GDLG. The loan is interest free through June 30, 2024. After that, the simple interest rate of 3% per annum applies. Interest is based on a full year (365 days) consisting of twelve months. Interest will accrue starting July 1, 2024, until repayment of the loan. As of October 31, 2023, the balance is $5,000 as there has been no payments made.

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

There were 66,593,750 shares of common stock issued and outstanding as of October 31, 2023.

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

9.INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of October 31, 2023, the Company had net operating loss carry forwards of approximately $20,817 that may be available to reduce future years’ taxable income in varying amounts indefinitely. Future tax benefits which may arise because of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at as of October 31, 2023, was approximately $4,372. The net change in valuation allowance from January 31, 2023, through October 31, 2023, was $1,113.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of October 31, 2023.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	October 31, 2023	January 31, 2023
Non-current deferred tax assets:
Net operating loss carry forward	$(20,817)	$(16,260)
Valuation allowance	$20,817	$16,260
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the nine months ended October 31, 2023, as follows:

	October 31, 2023	January 31, 2023
Computed “expected” tax expense (benefit)	$(1,113)	$(3,259)
Change in valuation allowance	$1,113	$3,259
Actual tax expense (benefit)	$-	$-

The related deferred tax benefits for the above unused tax losses have not been fully recognized as it is not reasonably certain that they will be realized. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

10.SUBSEQUENT EVENTS

No known material subsequent events at the time of filing.

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

DESCRIPTION OF BUSINESS

GENERAL

As we anticipated and planned in Q1 2023, our payment gateway solution was launched and tested in July 2023 at TP FINTECH SOLUTIONS LTD (“TPFT”), a wholly-owned Brazilian subsidiary by Glidelogic’s affiliated company Streamline USA, Inc. (“Streamline”). Currently, it is integrating well with the PIX payment system of FITBANK INSTITUIÇÃO DE PAGAMENTOS ELETRÔNICOS SA (“FITBANK”). TPFT has officially launched the payment service via FITBANK in August. However, due to the passage of new legislation in Brazil, in order for the payment gateway to adapt to the new compliance requirements, the system needs to be adjusted accordingly. The expected launch time is to be determined.

Also as anticipated and planned in Q1 2023, Glidelogic has already provided Streamline with advisory services related to the LLM (Large Language Model) and RWA (Real World Assets) Token in Q2. Streamline plans to offer an AI Bot related to entertainment marketing in the future, and to issue RWA Tokens tied to the earnings of KOL (Key Opinion Leaders) on social media. In Q3, as the initial step in working towards Streamline’s vision of creating AI solution for entertainment marketing, we have completed the software development of an AI bot for assisting the livestreaming function on social media platforms like TikTok. This system is undergoing testing with Streamline; it is anticipated to be officially put in use starting in Q4 and starts to generate revenue. Glidelogic expects to continue providing related software development and consulting services for Streamline.

Going forward, as we continue with more software development, we plan to offer the standard version of the products to the general market while having the ability to customize certain features based on client requests, which both will become Glidelogic’s revenue sources.  Examples of  the products and services we plan to offer are seen below, the list of which can be extended or shortened depending on their profitability and popularity with the customers:

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

REVENUE

We plan to generate revenue by fine-tuning then licensing payment gateway solution, also offering the AI-bot designed to assist with livestreaming on social media platforms as part of an unique AI solution for the entertainment marketing industry.

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

The promotion of the Payment Gateway Solution will follow the expansion of our affiliated company Streamline’s payment service business in the Americas. We expect to enter countries like Brazil as a technology service provider and then promote within the industry through technical collaboration with partnering banks.

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

We also plan on promoting the AI solution for the entertainment marketing industry through the in-depth experience of our directors. Leveraging Dapeng Ma’s previous experience, networks, and client, we plan on primarily targeting our existing Propaganda GEM (“PGEM”) clients as well as production studios for adoption. We project to implement a set of marketing strategies and depending on their efficiency we, possibly, either correct the strategy or exclude the ineffective methodologies from the campaign.

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

RESULTS OF OPERATIONS

As of the end of Q3, 2023, Glidelogic has made $30,000 in revenue from the consulting service to Streamline USA, Inc.in Q2, the other income of $6,010 represents debt forgiven by the Company’s previous owner. The total expenses amount to $43,675, which is mainly composed of various legal & compliance costs including SEC filing-related preparation, audit/review, and processing cost, transfer agency cost, OTC market cost, etc. As a result, as of the end of Q3, 2023, Glidelogic has an operation loss of $7,665.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Currently efforts are focused on enhancing revenue generation based on the business plan detailed in this report. We expect we may require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2023, our total assets were $9,625. Total assets were comprised of $6,187 in current assets and $3,438 in fixed assets.

As at October 31, 2023, our current liabilities were $5,000 and Stockholders’ equity was $4,625.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended October 31, 2023 net cash flows used in operating activities was $11,776.

For the nine months ended October 31, 2022 net cash flows used in operating activities was $14,389.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended October 31, 2023 we have generated $0 in investing activities.

For the nine months ended October 31, 2022 we have generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended October 31, 2023 net cash flows provided by financing activities was $0.

For the nine months ended October 31, 2022 net cash flows provided by financing activities was $0.

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

Our cash flow change in Q3 is minimum and relied mainly on the Company’s controlling shareholders loan. Due to the passage of new legislation in Brazil, in order for the payment gateway to adapt to the new compliance requirements, the system is currently being adjusted. The expected launch time is not yet known. In Q4, we anticipate to start having revenue generated from servicing the AI bot system developed for the TikTok livestreaming.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Culver City, California, on December 8, 2023.

GLIDELOGIC CORP.

By:	/s/ Yitian Xue
	Name:	Yitian Xue
	Title:	President Secretary, Director and Treasurer
(Principal Executive, Financial and Accounting Officer)