Form 10-K
period 2024-01-31
Glidelogic Corp.
filed 2024-05-13
CIK 1848672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended January 31, 2024

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

Yes ☐       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐       No ☒

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

Yes ☐       No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of January 31, 2024 was $1,327,500.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 66,593,750 common shares issued and outstanding as of May 13, 2024.

PART I

Item 1. Description of Business

DESCRIPTION OF BUSINESS

GENERAL

Our company is a diversified software development and consulting firm, pushing the frontiers of technological innovation in Artificial Intelligence (“AI”), financial technologies (“FinTech”), and blockchain. Additionally, we offer consulting services for these three areas as well. Our business address is 11264 Playa Court, Culver City, CA 90230. Our phone number is (310) 397-2300. We expect we may fail to achieve profitability which may result in ceasing operations due to lack of funding.

AI Solutions and Entertainment Marketing:

Our AI division is led by a management team that has roots in Propaganda GEM Inc. (“PGEM"), a venerated Hollywood entertainment marketing firm with a rich history spanning several decades. Leveraging the extensive data and case studies amassed over the years at PGEM, we are developing a large-scale, entertainment marketing-focused model based on open-source large language models (“LLMs”). This initiative aims to transform the landscape of entertainment marketing through cutting-edge AI technology. Concurrently, our team is dedicated to crafting AI applications for specific verticals within the e-commerce and social media domains, particularly in the realm of virtual digital personas, offering innovative ways to engage audiences.

FinTech Innovations:

In the FinTech sector, our team has cultivated a comprehensive payment settlement solution while serving companies associated with Brazil's prevalent 'pix' payment protocol. This expertise is the foundation for our upcoming initiative to provide white-label payment solutions to Brazilian payment service providers, aiming to enhance and streamline the financial transaction experience.

Blockchain Developments:

As for our endeavors in blockchain technology, our two principal controllers have recently been awarded a patent for customized NFTs in early 2024, underscoring our commitment to intellectual property and innovation. Building on this momentum, our company has laid out plans for product development in the Web3 space this year, signaling our entrance into the next evolution of the internet with a focus on decentralized products and services.

Each of these pillars – AI, FinTech, and blockchain – not only represents a core competence of our company but also synergizes to create a holistic, technologically advanced suite of solutions and consulting services. We remain devoted to leading the way in these dynamic fields, fostering growth and delivering value to our clients through relentless innovation and expertise.

REVENUE

Our company's revenue source streams are diversified across our primary operational domains: AI, FinTech, and blockchain. Each stream is a testament to our innovative solutions and client-focused services.

AI Revenue:

The AI sector contributes significantly to our revenue through the provision of decision support systems for current clients of PGEM, enhancing their strategic capabilities with data-driven insights. Additionally, we continue to support PGEM with AI consulting services, reflecting our longstanding relationship and commitment to mutual growth. Another revenue stream within this domain comes from service fees for social media interest-based e-commerce solutions, catering to a burgeoning market segment that leverages AI to match products with consumer interests.

FinTech Revenue:

In FinTech, our revenue is generated by offering bespoke software solutions and consulting services to Brazilian payment service providers. Our collaboration involves a fee-sharing model, wherein we earn a portion of the transaction fees processed through our systems. This arrangement not only ensures a steady revenue flow but also aligns our financial incentives with the success of our clients’ operations.

Blockchain Revenue:

Revenue in the blockchain sphere is derived from development and consulting services for Web3 projects. Our deep expertise in this cutting-edge technology positions us as a valuable partner for clients looking to innovate in the decentralized digital space. Furthermore, the patents owned by our principal controllers, particularly in the area of customized NFTs, open up additional revenue channels through licensing fees. This intellectual property elevates our market standing and contributes to a robust financial model that capitalizes on the burgeoning interest in blockchain applications.

In summary, our company's revenue is strategically sourced from a blend of advanced AI applications, FinTech transactional services, and pioneering blockchain initiatives, each buttressed by intellectual property and expert consultancy. These diverse yet interconnected streams provide a stable financial foundation and position us for sustained growth and profitability.

MARKETING

Our company's marketing strategy is uniquely crafted for each division—AI, FinTech, and blockchain—to leverage our strengths and maximize market penetration.

AI Marketing:

Our AI division benefits immensely from the synergies with PGEM, an affiliate company under common control. This relationship allows us to market our specialized large-scale models for entertainment marketing directly to PGEM’s established client base, ensuring a trusted entry point. Furthermore, our partnerships with leading social media platforms such as YouTube and TikTok enable us to promote our AI services to a broad audience, capitalizing on the platforms' extensive reach and our deep understanding of their user ecosystems for targeted marketing campaigns.

FinTech Marketing:

In the FinTech sector, our marketing efforts are propelled by the strong relationships forged with our past Brazilian clients and various business partners. Word-of-mouth and referrals from these satisfied customers serve as a cornerstone of our marketing strategy. Their testimonies provide credibility and pave the way for future business opportunities, allowing us to expand our footprint in the Brazilian market, known for its rapidly evolving financial technology landscape.

Blockchain and Web3 Marketing:

The marketing of our blockchain services, particularly within the Web3 space, is bolstered by the use of our patented technologies. The patents, held by our principal controllers, not only enhance our reputation as innovators but also serve as a key marketing tool. We employ patent licensing entities to promote our capabilities and innovations, which in turn attracts clients seeking to utilize cutting-edge blockchain technology in their operations.

Our comprehensive marketing strategy is designed to integrate closely with our operational capabilities and market dynamics, ensuring that each division is positioned for visibility and growth. By leveraging existing relationships, intellectual property, and strategic partnerships, we continue to expand our market presence and build a strong, recognizable brand in the sectors we operate in.

COMPETITION

Our company operates in dynamic and competitive sectors, each with its unique set of challenges and opportunities.

AI Competitive Environment:

In the field of AI, particularly in entertainment marketing, our controlling team's rich experience and our collaborations with platforms like TikTok and YouTube provide us with significant competitive advantages. These partnerships grant us access to vast application scenarios and enable us to offer experienced and effective solutions. Despite these strengths, we recognize that competition in computational power and the experience of our R&D personnel pose ongoing challenges. Continuous investment in these areas is essential to maintain our competitive edge and deliver the high-quality solutions our clients expect.

FinTech Competitive Dynamics:

The FinTech landscape in Brazil, especially concerning the pix payment system, experiences relatively lax regulation. This has resulted in disordered competition, presenting high costs for formal tech service providers like us and leading to price wars that thin our margins. Our strategy to navigate this environment includes a focus on premium services and the development of proprietary technology that can command higher price points while delivering enhanced value to our clients.

Blockchain and Web3 Competition:

The blockchain, Web3, and NFT sectors are currently characterized by their lack of clear market direction, with all players seeking new opportunities and directions. This exploratory phase of the industry results in inherent instability that poses a challenge to our business operations. However, our approach to this uncertainty is to leverage our patented technologies and adaptability to serve as a stable partner to our clients during times of market flux. We remain vigilant and responsive to the evolving trends, ensuring that our offerings are aligned with the emerging needs and expectations of the marketplace.

In conclusion, while we face substantial competition in AI, FinTech, and blockchain sectors, our strategic partnerships, deep market experience, and innovative technologies provide us with robust tools to meet these challenges head-on. Our commitment to ongoing improvement and market adaptability positions us to not just compete but lead in our chosen markets.

EMPLOYEES; IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

We are a start-up company and currently have two employees: our president & board chairman, Mr Dapeng Ma and our director/treasurer/secretary/CEO/CFO, Mr. Yitian Xue, who stepped into these positions of the Company on May 23, 2023. Our CEO, Mr. Xue handles the Company’s day-to-day operations. We intend to hire employees on an as needed basis.

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

Item 1C. Cybersecurity Risk Disclosure

Our company prioritizes cybersecurity to safeguard our systems, networks, and data. Despite our efforts, we recognize the evolving nature of cyber threats and remain vigilant in addressing potential risks.

Key Cybersecurity Measures:

1). Network and Data Security: We employ firewalls and access controls to protect our infrastructure and sensitive information from unauthorized access.

2). Regular Security Assessments: We conduct security reviews to identify and resolve potential system weaknesses.

3). Employee Awareness: Our employees are constantly reminded to keep full awareness of cybersecurity risks and best practices.

Potential Risks:

1). Cyber Attacks: Our systems could be compromised by cyber-attacks, potentially leading to data loss or operational disruption.

2). Data Breaches: There is a risk of unauthorized access to confidential customer and employee data.

Mitigation Strategies:

1). Incident Response: We maintain an incident response plan to quickly address and minimize cybersecurity incidents.

2). Safeguard of Information: Our business communication and document sharing are mainly conducted via online platforms such as Amazon Web Service (AWS) and various Google Services, which each has its only cybersecurity measurements. All the important business information and documents have offline backup storage as well for safekeeping.

Item 2.  Description of Property

The Company’s principal offices are located at our business address is 11264 Playa Court, Culver City, CA 90230.

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

HOLDERS

As of January 31, 2024, there are a total of 66,593,750 issued and outstanding shares of common stock.

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

RESULTS OF OPERATIONS

For the years ended January 31, 2024, and 2023.

Our accumulated deficit since inception to January 31, 2024, was $76,428.

We have generated $30,000 in revenues for the year ended January 31, 2024. The cost of goods sold for the year ended January 31, 2024 was $0. The decrease in revenue and COGS was due to change of the Company’s controlling interest, which resulted in modification of business approach, and that all work was done by the Company’s management team who took no payment for work performed.

We have generated $243,060 in revenues for the year ended January 31, 2023. The cost of goods sold for the year ended January 31, 2023 was $210,334.

For the year ended January 31, 2024, we incurred operating expenses of $58,134, consisting of $58,134 of general and administrative expenses. The increase in operating expenses is related to the increase in legal fees related to drafting compliance documents, and administrative fees for stock transfer agent and for filing the SEC required reports.

For the year ended January 31, 2023, we incurred operating expenses of $47,334, consisting of $47,334 of general and administrative expenses.

The net loss for the years ended January 31, 2024, and 2023 was $22,124 and $14,608 respectively.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2024, our total assets were $4,948. Total assets were comprised of $1,615 in current assets and $3,333 in fixed assets.

As at January 31, 2024, our current liabilities were $14,782 and Stockholders’ equity was ($ 9,834).

CASH FLOWS FROM OPERATING ACTIVITIES

For the year ended January 31, 2024, net cash flows used by operating activities was $14,348.

For the year ended January 31, 2023, net cash flows used by operating activities was $17,813.

CASH FLOWS FROM INVESTING ACTIVITIES

For the year ended January 31, 2024, we have generated $0 in investing activities.

For the year ended January 31, 2023, we have generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the year ended January 31, 2024, net cash flows used in financing activities was $0.

For the year ended January 31, 2023, net cash flows provided by financing activities was $0.

As of January 31, 2024, the Company had $199 cash and our liabilities were $14,782, including $5,000 owed to the parent company.

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

In August 2023, the company effected a 25 to 1 forward stock split of its common stock that was applied retrospectively. As a result, as of January 31, 2024, there were a total of 66,593,750 shares of common stock issued and outstanding.

To proceed with our operations within 12 months, we need a minimum of $50,000 annually. Currently we do not have plan to engage in raising funds through public or private equity or debt financing in the immediate future. Instead, our operational funding and financial sustenance strategy will be primarily supported through loans secured from our controlling shareholders or related corporate entities. This approach is strategically adopted to ensure the seamless continuity of our operations until such time as our business activities reach a state of financial equilibrium—wherein our revenue generation aligns with our expenditure. This financial stewardship reflects our commitment to prudent financial management and operational efficiency, aiming to secure the long-term viability and success of our business without diluting current shareholder value through additional equity issuances or incurring significant debt obligations.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated. Currently our only source for cash is loan from controlling shareholders or related corporate entities. We must receive cash to implement our strategy and stay in business. The fund will likely allow us to operate for at least one year and have the capital resources required to cover the material costs with becoming a publicly reporting. The Company anticipates over the next 12 months the cost of being a reporting public company will be approximately $50,000.

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

Should the Company fail to receive a minimum of $50,000 required to sustain the business operation, the Company would be forced to scale back or abandon the implementation of its 12-month plan of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

GLIDELOGIC CORP.

FOR THE YEARS ENDED JANUARY 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Glidelogic Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Glidelogic Corp. (“the Company”) as of January 31, 2024 and 2023, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established recurring revenue to fund long-term operations. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2021.

Spokane, Washington

May 13, 2024

GLIDELOGIC CORP.

BALANCE SHEETS

As at January 31, 2024 and 2023

	January 31, 2024	January 31, 2023
ASSETS
Current Assets
Cash and Cash Equivalents	$199	$14,547
Accounts receivable from Related Party	1,416	-
Total Current Assets	1,615	14,547

Fixed Assets
Equipment, Website, net	3,333	3,753
Total Fixed Assets	3,333	3,753

Total Assets	$4,948	$18,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$9,782	$-
Loan	-	6,010
Loan Payable (to Parent Company)	5,000	-
Total Current Liabilities	$14,782	$6,010

Total Liabilities	$14,782	$6,010

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 66,593,750 shares issued and outstanding as of January 31, 2024 and 66,593,750 as of January 31, 2023	66,594	66,594
Additional Paid in Capital	-	-
Retained Earnings	(76,428)	(54,304)
Total Stockholders’ Equity	(9,834)	12,290

Total Liabilities and Stockholders’ Equity	$4,948	$18,300

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF OPERATIONS

For the years ended January 31, 2024 and 2023

	Year ended January 31, 2024	Year ended January 31, 2023

REVENUES	$30,000	$243,060
Cost of goods	0	(210,334)
Gross Profit	30,000	32,726

OPERATING EXPENSES

General and Administrative Expenses	(58,134)	(47,334)
TOTAL OPERATING EXPENSES	(58,134)	(47,334)

NET LOSS/INCOME FROM OPERATIONS	(28,134)	(14,608)

OTHER INCOME	6,010	-

PROVISION FOR INCOME TAXES	-	-

NET LOSS/INCOME	$(22,124)	$(14,608)

NET LOSS/INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	66,593,750	66,593,750

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended January 31, 2024 and 2023

	Common Stock		Additional Paid-in	Retained	Total Stockholders’ Equity
	Shares	Amount	Capital	Earnings	(Deficit)

Balance, January 31, 2022	66,593,750	$66,594	$-	$(39,696)	$26,898
Net loss	-	-	-	(14,608)	(14,608)
Balance, January 31, 2023	66,593,750	$66,594	$-	$(54,304)	$12,290

Balance, January 31, 2023	66,593,750	$66,594	$-	$(54,304)	$12,290
Net loss	-	-	-	(22,124)	(22,124)
Balance, January 31, 2024	66,593,750	$66,594	$-	$(76,428)	$(9,834)

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CASH FLOWS

For the years ended January 31, 2024 and 2023

	Year ended January 31, 2024	Year ended January 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,124)	$(14,608)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation Expense	420	2,295
Accounts receivable from Related Party	(1,416)	-
Accounts Payable	9,782	(5,500)
Loan Payable	(6,010)	-
Loan Payable (to Parent Company)	5,000	-
CASH FLOWS FROM OPERATING ACTIVITIES	(14,348)	(17,813)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	-	(2,353)
Website	4,500	-
Accumulated Amortization	(4,500)	-
CASH FLOWS FROM INVESTING ACTIVITIES	-	(2,353)

NET CHANGE IN CASH	(14,348)	(20,165)
Cash, beginning of period	14,547	34,713
Cash, end of period	$199	$14,547

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2024

(Audited)

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

2.GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company had $30,000 revenues for the year ended January 31, 2024.  The Company currently has income but has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

3.SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2024.

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

Accounts Receivable and Expected Credit Loss

In accordance with ASC 326, "Measurement of Credit Losses on Financial Instruments", accounts receivable are recognized upon delivery of goods or services. The Company adopts the Current Expected Credit Loss (CECL) model, which necessitates the recognition of expected credit losses over the life of the asset. This model incorporates historical data, current conditions, and reasonable future forecasts. Accounts deemed uncollectible are written off against the allowance for doubtful accounts. As of January 31, 2024, the Company has assessed its accounts receivable for impairment under the CECL model and has made appropriate adjustments in line with GAAP standards.

Stock-Based Compensation

As of January 31, 2024, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Fixed Assets

Equipment is stated at cost, net of accumulated depreciation. The cost of equipment is depreciated using the straight-line method over five years. Expenditures for maintenance and repairs are charged to expense as incurred. As of January 31, 2024, the website has been fully amortized. Additions, major renewals, and replacements that increase the equipment's useful life are capitalized. Equipment sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

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

The following are details pertaining to the Company’s most recent nonmonetary exchange contract and its revenue recognition procedure:

For fiscal year ended January 31, 2024, the Company rendered services to Streamline USA, Inc. (“Streamline” or STMLN”). These services are depicted in the following 2 key points:

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

The services rendered for fiscal year ended January 31, 2024, created a Nonmonetary Exchange Invoice for $30,000. Consequently, the Company entered into a Nonmonetary Exchange Agreement with Streamline USA, Inc. as depicted below:

▪The Company is to provide to Streamline USA, Inc. the equivalent of Thirty Thousand Dollars ($30,000) in Artificial Intelligence (AI) technology time (the “AI Time Credit").

The service started in July 2023, and as of the end of the same month, the reports of analysis, evaluations, and recommendations on the subject matter have all been delivered. Thus, the services were deemed completed and all $30,000 was realized in Q2.

Cost of Goods Sold

Cost of goods sold includes direct costs of selling items.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective and thus not disclosed here, accounting pronouncements and we do not believe any of those pronouncements will have a material impact on the Company’s financial position, results of operations or cash flows.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2024 there were no potentially dilutive debt or equity instruments issued or outstanding.

4.Accounts Receivable

Accounts receivables are stated at their carrying values, net of a reserve for doubtful accounts. For fiscal year ended January 31, 2024, the Company rendered services to Streamline USA, Inc. (“Streamline” or “STMLN”). This created a Nonmonetary Exchange Invoice for $30,000. Consequently, the Company entered into a Nonmonetary Exchange Agreement with Streamline USA, Inc. as depicted below:

▪The Company is to provide to Streamline USA, Inc. the equivalent of Thirty Thousand Dollars ($30,000) in Artificial Intelligence (AI) technology time (the “AI Time Credit").

▪The Company offsets “Accounts Receivable due from” and “STMLN Note Payable due to” until the full amount of $30,000 is counterbalanced.

▪The $30,000 is to be counterbalanced by the total loan offset amounts which are equivalent to loan repayments from Glidelogic Corp. to Streamline to suffice the STMLN’s Note Payable.

For fiscal year ended January 31, 2024, the total loan offset amounts were $28,584 (as portrayed below).  Therefore, as of January 31, 2024, the Company had accounts receivable of $1,416 which resulted from the above total loan offset amounts that are deemed as loan repayments to the STMLN Note Payable.

Accounts Receivable due from
(nonmonetary exchange invoice amount)	.	$30,000
STMLN Note Payable due to
(Q1- Q2 loan offset amounts)	-19,906
STMLN Note Payable due to
(Q3 loan offset amounts)	-6,678
STMLN Note Payable due to
(Q4 loan offset amounts)	-2,000
Total Loan Offset Amounts for Q1-Q4		-28,584
A/R Net Due to Glidelogic Corp.		$1,416

As of fiscal year ended January 31, 2024, the STMLN Note Payable has been fully paid with a portion of the nonmonetary exchange invoice amount stated above. The remaining portion of the nonmonetary exchange invoice amount is $1,416. Moreover, this remaining amount of $1,416 is an Accounts Receivable to be counterbalanced by future dealings with Streamline USA, Inc.

5.FIXED ASSETS

	Equipment	Website	Total
Cost
As at January 31, 2023	$4,453	4,500	8,953
Additions	-	-	-
Disposals	-	(4,500)	(4,500)
As at January 31, 2024	$4,453	-	4,453

Depreciation/Amortization
As at January 31, 2023	(700)	(4,500)	(5,200)
Change for the period	(420)	4,500	4.080
As at January 31, 2024	$(1,120)	-	(1,120)

Net book value	$3,333	-	3,333

6.RELATED PARTY TRANSACTIONS

During fiscal year ended January 31, 2024, before the change of the Company control took effect on May 23, 2023, the Company’s previous sole director did not make any new loans to the Company. As part of the agreement for the change of the Company’s control, the Seller agreed to waive her outstanding $6,010 loan to the Company. Therefore, as of July 31, 2023, the loan of $6,010 was forgiven and it became cancellation of debt. As of fiscal year ended January 31, 2024, it is listed under Other Income.

For fiscal year ended January 31, 2024, Streamline USA, Inc. loaned to Glidelogic Corp at various times. In Q2 ended July 31, 2023, $19,906 was loaned to Glidelogic Corp. In Q3 ended October 31, 2023, an additional $6,678 was loaned to Glidelogic Corp. In Q4 ended January 31, 2024, another $2,000 of loan was made to GlidelogicCorp. Thus, the STMLN Note Payable increased to $28,584.

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

As of January 31, 2024, the SLI Note Payable has been fully paid with a portion of the nonmonetary exchange invoice amount depicted in the Accounts Receivable section. The following is the breakdown of the payoff:

Note Payable to STMLN	$28,584
Paid by a portion of the nonmonetary
exchange invoice amount from A/R	-28,584
Total STMLN Note Payable	$0

For fiscal year ended January 31, 2024, Parent company Star Success Business, LLC (SSB) entered into a loan agreement with Glidelogic Corp. The total principal loan amount from SSB to GLDG is $5,000 as shown in the table below:

Date	Details	Amount	Int. Accrue Starting
2023/10/10	Loan to GDLG	$3,000.00	2024/07/01
2023/10/16	Loan to GDLG	$2,000.00	2024/07/01

Total Loan Amount as of 01/31/2024		$5,000.00

The term of the loan is to December 31, 2024, regardless of when the loan is received by GDLG. The loan is interest free through June 30, 2024. After that, the simple interest rate of 3% per annum applies. Interest is based on a full year (365 days) consisting of twelve months. Interest will accrue starting July 1, 2024, until repayment of the loan. According to the agreement, the interest term is also re-negotiable based on the Company’s operation status before July 1, 2024. As of May 13, 2024, the balance is $5,000 as there has been no payments made.

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

There were 66,593,750 shares of common stock issued and outstanding as of January 31, 2024.

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

9.INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of January 31, 2024 the Company had net operating loss carry forwards of approximately $38,384 that may be available to reduce future years’ taxable income in varying amounts indefinitely.

Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at January 31, 2024 was approximately $7,905. The net change in valuation allowance from January 31, 2023 through January 31, 2024 was $4,646. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of January 31, 2024.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	January 31, 2024	January 31, 2023
Non-current deferred tax assets:
Net operating loss carry forward	$(38,384)	$(16,260)
Valuation allowance	$38,384	$16,260
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended January 31, 2024, as follows:

	January 31, 2024	January 31, 2023
Computed “expected” tax expense (benefit)	$(4,646)	$(3,259)
Change in valuation allowance	$4,646	$3,259
Actual tax expense (benefit)	$-	$-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

10.  SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to January 31, 2024, through May 13, 2024, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than shares issuance.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2024, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.We did not maintain appropriate cash controls – As of January 31, 2024, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.We did not implement appropriate information technology controls – As at January 31, 2024, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2024 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the quarter ended January 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The name, age and titles of our executive officer and director are as follows:

Name	Age	Positions

Dapeng Ma	45	President, Chairman of the Board of Directors
Yitian Xue	46	Treasurer, Secretary, Director, CEO, CFO

Set forth below is a brief description of the background and business experience of our current executive officer and director for the past five years.

Dapeng Ma has acted as our President and Chairman of the Board of Director since the Company’s controlling shares were sold to Star Success Business LLC by the Company’s previous owner Ms. Daniella Strygina on May 23, 2023. Mr.Ma received his Bachelor of Arts degree from Tianjin University of Technology. Mr. Ma is a co-founder, board director, and Chief Operating Officer of Movie & Fashion Media (Beijing) Co., Ltd., an entity under the China Movie Media Group. In addition, he also holds the position of COO at Propaganda GEM Inc., a highly recognized entertainment marketing company in the United States.

Since 2018, Mr. Ma has joined forces with Propaganda GEM founder Ruben Igielko-Herrlich on hundreds of projects within the Hollywood entertainment marketing sector. Their collaborative efforts encompass numerous companies such as Marvel, Disney, Warner, Fox, Paramount, and Sony, covering hundreds of cases.

Yitian Xue became the Treasure, Secretary, CEO, and CFO of our Company at the time of the Company’s ownership transfer mentioned above. Ms. Xue graduate of Shanghai Jiao Tong University, where he earned his degrees in Computer Science and Applications. Mr. Xue has a track record in managing IT projects. He held the position of IT Manager at Shanghai Cellstar International Trading, responsible for overseeing the company’s IT outsourcing.

Mr. Xue has a robust track record in managing IT projects. He held the position of IT Manager at Shanghai Cellstar International Trading, responsible for overseeing the company's IT outsourcing. His leadership skills were further showcased at EntroSpect Solutions, where he climbed the ranks from Project Manager to Director of Development.

In 2013, Mr. Xue founded Tancal Technology, Inc. This company specializes in FinTech solutions, offering services such as payment gateway solutions, commodity trading strategies, and cryptocurrency trading platforms. Moreover, Tancal Technology, Inc. provides advanced solutions such as risk management systems, data analytics, and software development services, underlining Mr. Xue’s innovative approach to technology and business. In 2019, Mr. Xue co-founded Streamline USA Inc. with Dapeng Ma. This Los Angeles-based creative and marketing agency benefits from Mr. Xue’s expertise as the CTO and Vice President, overseeing software development and IT infrastructure. His commitment to leveraging advanced technology solutions solidifies his status as a key player in both the technology and marketing industries.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than one member. Sole officer and director are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of director is currently composed of two members, who do not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of her family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by directors and us with regard to our director’s business and personal activities and relationships as they may relate to us and our management.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

We currently have no employees other than our president, Mr. Dapeng Ma, and our CFO Mr. Yitian Xue.

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

Item 11. Executive Compensation

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years 2024:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Dapeng Ma President, Board Chairman	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Yitian Xue Director, Treasurer, Secretary, CEO, CFO	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

DIRECTOR COMPENSATION

The following table sets forth director compensation for the fiscal year ended January 31, 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)
Dapeng Ma	-0-	-0-	-0-	-0-	-0-	-0-
Yitian Xue	-0-	-0-	-0-	-0-	-0-	-0-

We have not compensated our officer and director for their service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 31, 2024 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Dapeng Ma 102 Swift, Irvine CA 92618	25,000,000 shares of common stock (indirect)	37.5%
Common Stock	Yitian Xue 1058 W. 22nd St. Upland, CA 91784	25,000,000 shares of common stock (indirect)	37.5%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of January 31, 2024, there were 66,593,750 shares of our common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions

As of January 31, 2024, we issued a total of 50,000,000 shares of restricted common stock to Star Success Business LLC. Star Success Business LLC is 100% owned by Dapeng Ma and Yitian Xue, who are the directors and executive officers of our company.

In fiscal year ended January 31, 2024, after acquiring the controlling shares from the previous sole officer and director Daniella Strygina, Star Success Business LLC made interest-free loan to Glidelogic Corp for daily operation purposes as its parent company.   Star Success Business will be repaid from revenues of operations if and when we generate revenues to pay the obligation. There is no assurance that we will ever generate revenues from our operations. The loan was documented in a loan agreement and the terms are renegotiable for renewal.

Streamline USA, Inc., a related company to Glidelogic Corp through ultimate beneficiary owners of Dapeng Ma and Yitian Xue, also made loans to our company to support the daily operations. Per agreement, full amount of the loan made before the end of January 31, 2024 was offset by a consulting service that Glidelogic Corp provided Streamline USA, Inc during fiscal year.

Item 14. Principal Accountant Fees and Services

During fiscal year ended January 31, 2024, we remitted $18,529.51 in fees to our principal independent accountants for professional services rendered in connection with the audit of our January 31, 2024 financial statement and for the reviews of our financial statements for the quarters ended April 30, 2023, July 31, 2023 and October 31, 2023.

Fees	2024	2023
Audit Fees	$18,529.51	$17,250
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$18,529.51	$17,250

PART IV

Item 15. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2

Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Culver City, California, on May 13, 2024.

GLIDELOGIC CORP.

By:	/s/ Yitian Xue
Name:	Yitian Xue
Title:	Chief Financial Officer