Form 10-K/A
period 2024-01-31
Glidelogic Corp.
filed 2024-05-14
CIK 1848672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended January 31, 2024

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-254750

GLIDELOGIC CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-1575837	7371
State or Other Jurisdiction of	IRS Employer	Primary Standard Industrial
Incorporation or Organization	Identification Number	Classification Code Number

11264 Playa Court

Culver City, CA 90230

Tel.  (310) 397-2300

Email: info@glidelogic.ai

(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value of $0.001 per share	GDLG	OTC Pink Current Information

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Glidelogic Corp. for the fiscal year ended January 31, 2024 that we filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2024 (the “Original Form 10-K”) for the purpose of correctly stating the general information of the company's shares including Title of Each Class, Trading Symbol, and Name of the Exchange on Which Registered.

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