Form 10-Q
period 2024-04-30
Glidelogic Corp.
filed 2024-06-14
CIK 1848672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2024

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

Yes ☐      No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 66,593,750 common shares issued and outstanding as of June 13, 2024.

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

GLIDELOGIC CORP.

BALANCE SHEETS

As of April 30, 2024 (Unaudited) and January 31, 2024 (Audited)

	April 30, 2024 (Unaudited)	January 31, 2024 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	893	199
Accounts Receivable from Related Party	-	1,416
Total Current Assets	$893	$1,615

Fixed Assets
Equipment, net	3,228	3,333
Total Fixed Assets	$3,228	$3,333

Total Assets	$4,121	$4,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account Payable	12,365	9,782
Loan	-	-
Loan Payable (to Parent Company)	5,000	5,000
Note Payable (to Ma)	500	-
Note Payable (to Xue)	165	-
SLI Loan Payable	2,784	-
Total Current Liabilities	$20,814	$14,782
Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 66,593,750 shares issued and outstanding as of January 31, 2024	$66,594	$66,594
Retained Earnings	(83,287)	(76,428)
Total Stockholders’ Equity	$(16,693)	$(9,834)
Total Liabilities and Stockholders’ Equity	$4,121	$4,948

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF OPERATIONS

For the three months ended April 30, 2024 and 2023 (Unaudited)

	For the three months ended April 30, 2024	For the three months ended April 30, 2023
REVENUES
Commission Income	32	-
TOTAL REVENUES	$32	$-

COST OF GOODS	-	-
GROSS PROFIT	$32	$-

OPERATING EXPENSES
General and Administrative Expenses	(6,891)	(8,750)
TOTAL OPERATING EXPENSES	$(6,891)	$(8,750)

NET INCOME/(LOSS) FROM OPERATIONS	$(6,859)	$(8,750)

OTHER INCOME	-	-
PROVISION FOR INCOME TAXES	-	-

NET LOSS/INCOME	$(6,859)	$(8,750)

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	66,593,750	66,593,750

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended April 30, 2024 and 2023 (Unaudited)

	Common Stock		Retained	Total Stockholders’
	Shares	Amount	Earnings	Equity (Deficit)

Balance, January 31, 2023	66,593,750	$66,594	$(54,304)	$12,290
Net loss for the three months ended April 30, 2023	-	-	(8,750)	(8,750)
Balance, April 30, 2023	66,593,750	$66,594	$(63,054)	$3,540

Balance, January 31, 2024	66,593,750	$66,594	$(76,428)	$(9,834)
Net loss for the three months ended April 30, 2024	-	-	(6,859)	(6,859)
Balance, January 31, 2024	66,593,750	$66,594	$(83,287)	$(16,693)

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CASH FLOWS

For the three months ended April 30, 2024 and 2023 (Unaudited)

	For the three months ended April 30, 2024	For the three months ended April 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income/(Loss)	$(6,859)	$(8,750)
Adjustments to reconcile net loss to net cash provided by operations:
Accounts Payable	2,583	-
Depreciation Expense	105	105
Accounts Receivable	1,416	-
SLI Loan Payable	2,784	-
Total Adjustments to reconcile net loss to net cash provided by operations:	6,888	105

CASH FLOWS FROM OPERATING ACTIVITIES	$29	$(8,645)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Note Payable (to Ma)	500	-
Note Payable (to Xue)	165	-
CASH FLOWS FROM FINANCING ACTIVITIES	665	-

NET CHANGE IN CASH	$694	$(8,645)

Cash, beginning of period	199	14,547

Cash, end of period	$893	$5,902

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	-	-
Income taxes paid	-	-

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

As at April 30, 2024 (Unaudited)

1.ORGANIZATION AND NATURE OF BUSINESS

GLIDELOGIC CORP. (“the Company”) was incorporated in the State of Nevada on December 11, 2020. The Company is a diversified software development and consulting firm specializing in the development of AI-based software, financial technologies (fintech) software, and blockchain technologies related software solutions. Additionally, the Company offers consulting services to business customers and retail customers for these three areas as well. The Company's headquarters is located at 11264 Playa Court, Culver City, California, United States. The Company engages with customers and vendors both within and outside of the United States. The Company location is at 11264 Playa Court, Culver City, California of the United States. The Company's customers and vendors are located both within and outside of the United States.

2.GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company had insignificant revenues for the three months ended April 30, 2024. The Company has had income in current year but has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. Considering management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with GAAP and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2024, and not indicative of future results.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2024.

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

Accounts Receivable and Expected Credit Loss

In accordance with ASC 326, "Measurement of Credit Losses on Financial Instruments", accounts receivable are recognized upon delivery of goods or services. The Company adopts the Current Expected Credit Loss (CECL) model, which necessitates the recognition of expected credit losses over the life of the asset. This model incorporates historical data, current conditions, and reasonable future forecasts. Accounts deemed uncollectible are written off against the allowance for doubtful accounts. As of April 30, 2024, the Company has assessed its accounts receivable for impairment under the CECL model and has made appropriate adjustments in line with GAAP standards.

Stock-Based Compensation

As of April 30, 2024, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

The following are details pertaining to the Company’s most recent nonmonetary exchange contract and its revenue recognition procedure:

During fiscal quarter ending July 31, 2023, the Company rendered services to Streamline USA, Inc. (“Streamline” or “SLI”). These services are depicted in the following 2 key points:

•The objective is to provide a one-time, comprehensive consulting service aimed at integrating Artificial Intelligence (AI) and Real-World Asset tokenization in Streamline's entertainment marketing operations.

•The duration of the service is designed to be a one-time consultation, providing Streamline with a comprehensive strategy and actionable insights. At the end of the consultation, a detailed report summarizing findings, recommendations, and implementation guidelines will be provided to Streamline.

The services rendered created a nonmonetary exchange invoice for $30,000. Consequently, the Company entered into a Nonmonetary Exchange Agreement with Streamline USA, Inc. as depicted below:

•The Company is to provide to Streamline USA, Inc. the equivalent of Thirty Thousand Dollars ($30,000) in Artificial Intelligence (AI) technology time (the “AI Time Credit").

As of April 30, 2024, the nonmonetary exchange invoice above is fully paid as depicted in the Accounts Receivable section of this report.

Cost of Goods Sold

Cost of goods sold includes direct costs of selling items.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective and thus not disclosed here, accounting pronouncements and we do not believe any of those pronouncements will have a material impact on the Company’s financial position, results of operations or cash flows.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

4.Accounts Receivable

Accounts receivables are stated at their carrying values, net of a reserve for doubtful accounts.

During the fiscal quarter of July 31, 2023, the Company rendered services to Streamline USA, Inc. (“Streamline” or “SLI”). This created a Nonmonetary Exchange Invoice for $30,000. Consequently, the Company entered into a Nonmonetary Exchange Agreement with Streamline USA, Inc. as depicted below:

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

For the three months ended April 30, 2024, the total loan offset amounts were $1,416 (as portrayed below).  Therefore, as of April 30, 2024, the Company had Accounts Receivable of $0 which resulted from the total loan offset amounts that are deemed as loan repayments to the SLI Note Payable.

Accounts Receivable due (Nonmonetary Exchange Invoice Amount)		$30,000
SLI Note Payable due (Loan Offset Amounts from prior fiscal quarters)	$(28,584)
SLI Note Payable due (Loan Offset Amount from fiscal quarter ending April 30, 2024)	(1,416)
Total Loan Offset Amounts		(30,000)
A/R Net Due to Glidelogic Corp.		$-

As of April 30, 2024, the Accounts Receivable net due to the Company has been fully paid with the nonmonetary exchange invoice amount stated above.

5.FIXED ASSETS

	Equipment	Website	Total
Cost
As of January 31, 2024	$4,453	-	4,453
Additions	-	-	-
Disposals	-	-	-
As of April 30, 2024	$4,453	-	4,453

Depreciation
As of January 31, 2024	$(1,120)	-	(1,120)
Change for the period	(105)	-	(105)
As of April 30, 2024	$(1,225)	-	(1,225)

Net book value	$3,228	-	3,228

6.RELATED PARTY TRANSACTIONS

The related party transactions are as follows:

1)For the three months ended April 30, 2024, Streamline USA, Inc. loaned to Glidelogic Corp. two different times. In March $3,200 was loaned to Glidelogic Corp. and in April, an additional $1,000 was loaned to Glidelogic Corp. Thus, the SLI Note Payable increased to $4,200 temporarily.

For the three months ended April 30, 2024, the SLI Note Payable was partially paid with the remaining portion of the nonmonetary exchange invoice amount of $1,416 depicted in the Accounts Receivable section. The following is the breakdown of the partial payoff:

Note Payable to SLI	$4,200
Paid by the remaining portion of the nonmonetary
exchange invoice amount from A/R	(1,416)
Total SLI Note Payable	$2,784

Date	Details	Amount	Int. Accrue Starting
2024/03/21	Loan to GDLG	$1,784.00	2025/02/01
2024/04/08	Loan to GDLG	$1,000.00	2025/02/01

Total Loan Amount as of 04/30/2024		$2,784.00

On April 30, 2024, the term of the loan was extended to April 30, 2025, through Amendment to the original Loan Agreement between Streamline and GDLG. Based on the amended agreement, regardless of when the loan is received by GDLG, the loan is interest free through January 31, 2025. After that, the simple interest rate of 3% per annum applies. Interest is based on a full year (365 days) consisting of twelve months. Interest will accrue starting February 1, 2025, until repayment of the loan. As of April 30, 2024, the balance of the loan is $2,784.

Streamline and Glidelogic Corp. share the same ultimate controlling persons – Mr. Dapeng Ma and Mr. Yitian Xue. While they hold majority interest in Streamline, together they own 100% of Star Success Business, LLC, which owns 75% of Glidelogic’s interest.

2)For the three months ended April 30, 2024, Mr. Dapeng Ma (director of the Company) loaned $500 to the Company as depicted below:

Date	Details	Amount	Int. Accrue Starting
2024/04/30	Loan to GDLG	$500.00	2025/02/01

Total Loan Amount as of 04/30/2024		$500.00

On April 1, 2024, Glidelogic Corp entered into a Loan Agreement with Dapeng Ma. Based on the agreement, regardless of when the loan is received by GDLG, the loan is interest free through January 31, 2025. After that, the simple interest rate of 3% per annum applies. Interest is based on a full year (365 days) consisting of twelve months. Interest will accrue starting February 1, 2025, until repayment of the loan. As of April 30, 2024, the balance of the loan is $500.

3)For the three months ended April 30, 2024, Mr. Yitian Xue (director of the Company) loaned $165 to the Company as depicted below:

Date	Details	Amount	Int. Accrue Starting
2024/04/30	Loan to GDLG	$165.00	2025/02/01

Total Loan Amount as of 04/30/2024		$165.00

On April 1, 2024, Glidelogic Corp entered into a Loan Agreement with Yitian Xue. Based on the agreement, regardless of when the loan is received by GDLG, the loan is interest free through January 31, 2025. After that, the simple interest rate of 3% per annum applies. Interest is based on a full year (365 days) consisting of twelve months. Interest will accrue starting February 1, 2025, until repayment of the loan. As of April 30, 2024, the balance of the loan is $165.

4)As of April 30, 2024, Parent company Star Success Business, LLC (SSB) still has an inter-company loan agreement with Glidelogic Corp. (GDLG). The total principal loan amount from SSB to GLDG is $5,000 as shown in the table below:

Date	Details	Amount	Int. Accrue Starting
2023/10/10	Loan to GDLG	$3,000.00	2025/02/01
2023/10/16	Loan to GDLG	$2,000.00	2025/02/01

Total Loan Amount as of 04/30/2024		$5,000.00

On April 30, 2024, the term of the loan was extended to April 30, 2025, through Amendment to the original Loan Agreement. Based on the amended agreement, regardless of when the loan is received by GDLG, the loan is interest free through January 31, 2025. After that, the simple interest rate of 3% per annum applies. Interest is based on a full year (365 days) consisting of twelve months. Interest will accrue starting February 1, 2025, until repayment of the loan. As of April 30, 2024, the balance is still $5,000 as there has been no payments made.

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

There were 66,593,750 shares of common stock issued and outstanding as of April 30, 2024.

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

9.INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of April 30, 2024, the Company had net operating loss carry forwards of approximately $45,243 that may be available to reduce future years’ taxable income in varying amounts indefinitely. Future tax benefits which may arise because of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The income tax valuation allowance as of April 30, 2024, was approximately $9,501. The net change in income tax valuation allowance from January 31, 2024, through April 30, 2024, was $1,440. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2024.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	April 30, 2024	January 31, 2024
Non-current deferred tax assets:
Net operating loss carry forward	$(45,243)	$(38,384)
Valuation allowance	$45,243	$38,384
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% does not differ from the expected tax benefit for the three months ended April 30, 2024, as follows:

	April 30, 2024	January 31, 2024
Computed “expected” tax expense (benefit)	$(1,440)	$(4,646)
Change in valuation allowance	$1,440	$4,646
Actual tax expense (benefit)	$-	$-

The related deferred tax benefits for the above unused tax losses have not been fully recognized as it is not reasonably certain that they will be realized. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

10.SUBSEQUENT EVENTS

In May and June 2024, Yitian Xue, the Director of the Glidelogic Corp. made various payments on behalf of the Company totaling $16,466.51, the payments were for the Company’s business costs including compliance review, audit, and other administrative expense. This amount, along with the $165 payment that Yitian Xue made on behalf of the Company in April 2023, are booked as Loan to the Company with a term of one year and are interest free through January 31, 2025, according to the loan agreement.

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

AI Solutions and Entertainment Marketing:

The Company has initiated the provision of AI solutions for cross-border e-commerce clients. These services include selecting Key Opinion Leaders (KOLs), designing scripts for live-streaming sales, and creating content for short videos. The revenue from these services is obtained through the Company's collaboration with TikTok. As a TikTok Affiliate Partner (TAP) and TikTok Shop Partner (TSP), the Company receives a share of the sales generated by e-commerce clients' products sold through their TikTok shops. This partnership ensures the stability and reliability of the Company's revenue stream, minimizing the risk of payment delays.

FinTech Innovations:

In the FinTech sector, our team is transitioning into providing consulting services to cross-border e-commerce payment service providers. Additionally, the Company offers custom software development and white-label solution services.

Blockchain Developments:

As for our endeavours in blockchain technology, our two principal controllers have recently been awarded a patent for customized NFTs in early 2024, underscoring our commitment to intellectual property and innovation. Building on this momentum, our company has laid out plans for product development in the Web3 space this year, signalling our entrance into the next evolution of the internet with a focus on decentralized products and services.

Each of these pillars – AI, FinTech, and blockchain – not only represents a core competence of our company but also synergizes to create a holistic, technologically advanced suite of solutions and consulting services. We remain devoted to leading the way in these dynamic fields, fostering growth and delivering value to our clients through relentless innovation and expertise.

REVENUE

The Company’s plan for revenue is as such:

AI Revenue:

The Company's AI solutions for cross-border e-commerce clients are a major revenue driver. Services include selecting Key Opinion Leaders (KOLs), designing live-stream scripts, and creating short video content. As a TikTok Affiliate Partner (TAP) and TikTok Shop Partner (TSP), the Company earns a share of sales from e-commerce clients' TikTok shops, ensuring stable income.

FinTech Revenue:

In the FinTech sector, our revenue comes from providing consulting services to cross-border e-commerce payment service providers. We also offer custom software development and white-label solutions. This comprehensive service model ensures a consistent revenue stream, aligning our financial success with the operational success of our clients.

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

AI Marketing:

As a TikTok Affiliate Partner (TAP) and TikTok Shop Partner (TSP), the Company benefits from referrals within TikTok's active social network communities and direct promotions from TikTok. This partnership ensures a steady stream of potential clients. Additionally, by collaborating with Key Opinion Leaders (KOLs) who have significant cross-border fan and client bases, the Company expects to consistently acquire new leads.

PGEM also plays a crucial role in our business development. While providing entertainment marketing services to their clients, PGEM promotes our AI solutions, specifically those designed for cross-border e-commerce. This synergy enhances our market reach and drives further growth in our client base.

FinTech Marketing:

The Company collaborates with local law firms in Brazil to identify clients who provide cross-border e-commerce payment services. Through these partnerships, the Company offers its fintech services to these local clients.

Blockchain and Web3 Marketing:

Our blockchain services in the Web3 space benefit from our patented technologies, which enhance our reputation and attract clients. We use patent licensing entities to promote our capabilities, drawing in clients interested in advanced blockchain technology.

Our marketing strategy aligns with our operational strengths and market conditions, ensuring visibility and growth for each division. By leveraging existing relationships, intellectual property, and strategic partnerships, we expand our market presence and build a strong brand in our operating sectors.

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

FinTech Competitive Dynamics:

The FinTech landscape in Brazil, especially concerning the six payment system, experiences relatively lax regulation. This has resulted in disordered competition, presenting high costs for formal tech service providers like us and leading to price wars that thin our margins. Our strategy to navigate this environment includes a focus on premium services and the development of proprietary technology that can command higher price points while delivering enhanced value to our clients.

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

RESULTS OF OPERATIONS

As of the end of Q1, 2024, Glidelogic has made $32 in Commission Income from participating in the TikTok Shop e-commerce platform which allows brands and creators to sell products directly on TikTok. The total expenses amount to $6,891 which is mainly composed of various legal & compliance costs including SEC filing-related preparation, audit/review, and processing cost, transfer agency cost, etc. As a result, as of the end of Q1, 2024, Glidelogic has an operation loss of $6,859.

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

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2024, our total assets were $4,121. Total assets were comprised of $893 in current assets and $3,228 in fixed assets.

As at April 30, 2024, our current liabilities were $20,814 and our stockholders’ equity was $(16,693).

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended April 30, 2024 net cash flows provided by operating activities was $29.

For the three months ended April 30, 2023 net cash flows provided by operating activities was $8,645.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended April 30, 2024 we have generated $0 in investing activities.

For the three months ended April 30, 2023 we have generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended April 30, 2024 net cash flows provided by financing activities was $665.

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

Our cash flow change in Q1 is minimum and relied mainly on the Company’s controlling shareholders and related party loans. Due to the passage of new legislation and the changing business environment in Brazil, the Company is transitioning into providing consulting services to cross-border e-commerce payment service providers. Additionally, the Company offers custom software development and white-label solution services.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Culver City, California, on June 13, 2024.

GLIDELOGIC CORP.

By:	/s/ Yitian Xue
	Name:	Yitian Xue
	Title:	President Secretary, Director and Treasurer
(Principal Executive, Financial and Accounting Officer)