Form 10-Q
period 2024-07-31
Glidelogic Corp.
filed 2024-09-16
CIK 1848672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2024

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

Yes ☐      No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 66,593,750 common shares issued and outstanding as of September 16, 2024.

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

GLIDELOGIC CORP.

BALANCE SHEETS

As of July 31, 2024 (Unaudited) and January 31, 2024 (Audited)

	July 31, 2024 (Unaudited)	January 31, 2024 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,019	$199
Accounts Receivable from Related Party	-	1,416
Total Current Assets	1,019	1,615
Fixed Assets
Equipment, net	3,123	3,333
Total Fixed Assets	3,123	3,333
Total Assets	$4,142	$4,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account Payable	$1,550	$9,782
Loan Payable (to Parent Company)	5,000	5,000
Note Payable (to Ma)	500	-
Note Payable (to Xue)	17,132	-
SLI Loan Payable	8,539	-
Total Current Liabilities	$32,721	$14,782
Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 66,593,750 shares issued and outstanding as of July 31, 2024; and 66,593,750 shares issued and outstanding as of January 31, 2024	$66,594	66,594
Retained Earnings	(95,173)	(76,428)
Total Stockholders’ Equity	$(28,579)	$(9,834)
Total Liabilities and Stockholders’ Equity	$4,142	$4,948

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF OPERATIONS

For the three months and six months ended July 31, 2024 and 2023 (Unaudited)

	For the three months ended July 31, 2024	For the three months ended July 31, 2023	For the six months ended July 31, 2024	For the six months ended July 31, 2023

REVENUES	$1,356	$30,000	$1,388	$30,000
Cost of goods	-	-	-	-
Gross Profit	1,356	30,000	1,388	30,000

OPERATING EXPENSES
General and Administrative Expenses	(13,242)	(24,152)	(20,132)	(32,902)
TOTAL OPERATING EXPENSES	(13,242)	(24,152)	(20,132)	(32,902)

NET INCOME/(LOSS) FROM OPERATIONS	(11,886)	5,848	(18,745)	(2,902)

OTHER INCOME/EXPENSE	-	6,010	-	6,010

NET (LOSS)/INCOME	$(11,886)	$11,858	$(18,745)	$3,108

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS)/INCOME	$(11,886)	$11,858	$(18,745)	$3,108

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	66,593,750	66,593,750	66,593,750	66,593,750

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months and six months ended July 31, 2024 and 2023 (Unaudited)

	Common Stock		Retained	Total Stockholders’
	Shares	Amount	Earnings	Equity (Deficit)

Balance, April 30, 2023	66,593,750	$66,594	$(63,054)	$3,540
Net income for the three months ended July 31, 2023	-	-	11,858	11,858
Balance, July 31, 2023	66,593,750	$66,594	$(51,196)	$15,398

Balance, April 30, 2024	66,593,750	$66,594	$(83,287)	$(16,693)
Net loss for the three months ended July 31, 2024	-	-	(11,886)	(11,886)
Balance, July 31, 2024	66,593,750	$66,594	$(95,173)	$(28,579)

Balance, January 31, 2023	66,593,750	$66,594	$(54,304)	$12,290
Net income for the six months ended July 31, 2023	-	-	3,108	3,108
Balance, July 31, 2023	66,593,750	$66,594	$(51,196)	$15,398

Balance, January 31, 2024	66,593,750	$66,594	$(76,428)	$(9,834)
Net loss for the six months ended July 31, 2024	-	-	(18,745)	(18,745)
Balance, July 31, 2024	66,593,750	$66,594	$(95,173)	$(28,579)

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CASH FLOWS

For the six months ended July 31, 2024 and 2023 (Unaudited)

	For the six months ended July 31, 2024	For the six months ended July 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(18,745)	$3,108
Adjustments to reconcile net loss to net cash provided by operations:
Accounts Payable	(8,232)	-
Accounts Receivable from Related Party	1,416	(10,094)
Depreciation Expense	210	210
Total Adjustments to reconcile net loss to net cash provided by operations:	(6,606)	(9,884)
CASH FLOWS USED BY OPERATING ACTIVITIES	$(25,351)	$(6,776)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan Payable	-	(6,010)
Note Payable (to Ma)	500	-
Note Payable (to Xue)	17,132	-
SLI Loan Payable	8,539	-
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES	26,171	(6,010)
NET CHANGE IN CASH	$820	$(12,786)

Cash, beginning of period	199	14,547
Cash, end of period	$1,019	$1,761

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

As at July 31, 2024 (Unaudited)

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

2.GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company had $1,388 revenues for the six months ended July 31, 2024. The Company has had income in current year but has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. Considering management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Reclassification of Prior Period Amounts

Certain amounts in the prior period have been reclassified to conform with the current period presentation in the statement of cash flows. These reclassifications had no effect on the previously reported net cash provided by (used in) operating, investing, or financing activities, or on the balance sheets or statements of operations.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2024.

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

Accounts Receivable and Expected Credit Loss

In accordance with ASC 326, "Measurement of Credit Losses on Financial Instruments", accounts receivable are recognized upon delivery of goods or services. The Company adopts the Current Expected Credit Loss (CECL) model, which necessitates the recognition of expected credit losses over the life of the asset. This model incorporates historical data, current conditions, and reasonable future forecasts. Accounts deemed uncollectible are written off against the allowance for doubtful accounts. As of July 31, 2024, the Company has assessed its accounts receivable for impairment under the CECL model and has made appropriate adjustments in line with GAAP standards.

Stock-Based Compensation

As of July 31, 2024, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

As of July 31, 2024, the nonmonetary exchange invoice above is fully paid as depicted in the Accounts Receivable section of this report.

Cost of Goods Sold

Cost of goods sold includes direct costs of selling items.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective and thus not disclosed here, accounting pronouncements and we do not believe any of those pronouncements will have a material impact on the Company’s financial position, results of operations or cash flows.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

▪The Company offsets “Accounts Receivable due from” and “SLI Note Payable due to” until the full amount of $30,000 is counterbalanced.

▪The $30,000 is to be counterbalanced by the total loan offset amounts which are equivalent to loan repayments from Streamline USA, Inc. to Glidelogic Corp. to suffice the SLI Note Payable.

For the three months ended April 30, 2024, the total loan offset amounts were $1,416 (as portrayed below). Therefore, as of July 31, 2024, the Company had Accounts Receivable of $0 which resulted from the total loan offset amounts that are deemed as loan repayments to the SLI Note Payable.

Accounts Receivable due (Nonmonetary Exchange Invoice Amount)		$ 30,000
SLI Note Payable due (Loan Offset Amounts from prior fiscal quarters)	$ (28,584)
SLI Note Payable due (Loan Offset Amount from fiscal quarter ending April 30, 2024)	(1,416)
Total Loan Offset Amounts		(30,000)
A/R Net Due to Glidelogic Corp.		$ -

As of July 31, 2024, the Accounts Receivable net due to the Company has been fully paid with the nonmonetary exchange invoice amount stated above.

5.FIXED ASSETS

	Equipment	Website	Total
Cost
As of January 31, 2024	$4,453	-	4,453
Additions	-	-	-
Disposals	-	-	-
As of July 31, 2024	$4,453	-	4,453

Depreciation
As of January 31, 2024	$(1,120)	-	(1,120)
Change for the period	(210)	-	(210)
As of July 31, 2024	$(1,330)	-	(1,330)

Net book value	$3,123	-	3,123

	Equipment	Website	Total
Cost
As at January 31, 2023	$4,453	4,500	8,953
Additions	-	-	-
Disposals	-	(4,500)	(4,500)
As at January 31, 2024	$4,453	-	4,453

Depreciation/Amortization
As at January 31, 2023	(700)	(4,500)	(5,200)
Change for the period	(420)	4,500	4,080
As at January 31, 2024	$(1,120)	-	(1,120)

Net book value	$3,333	-	3,333

6.RELATED PARTY TRANSACTIONS

The related party transactions are as follows:

1)For the six months ended July 31, 2024, Streamline USA, Inc. loaned to Glidelogic Corp. a few different times.

a.In March $3,200 was loaned to Glidelogic Corp.

b.In April, an additional $1,000 was loaned to Glidelogic Corp.

c.In July, an additional $5,755 was loaned to Glidelogic Corp.  This amount consists of 2 instances occurring on July 11, 2024: $2,755 & $3,000 respectively.

Thus, for the six months ended July 31, 2024, the SLI Note Payable balance increased to $9,955 temporarily.

For the six months ended July 31, 2024, the SLI Note Payable was partially paid on 03/21/2024 with the remaining portion of the nonmonetary exchange invoice amount of $1,416 depicted in the Accounts Receivable section. The following is the breakdown of the partial payoff:

Note Payable to SLI	$9,955
Paid on 03/21/2024 by the remaining portion of the
nonmonetary exchange invoice amount from A/R)	(1,416)
Total SLI Note Payable	$8,539

Date	Details	Amount	Int. Accrue Starting
2024/03/21	Loan to GDLG	$3,200	2025/02/01
2024/03/21	Loan to GDLG	($1,416)	2025/02/01
2024/04/08	Loan to GDLG	$1,000	2025/02/01
2024/07/11	Loan to GDLG	$2,755	2025/02/01
2024/07/11	Loan to GDLG	$3,000	2025/02/01

Total Loan Amount as of 07/31/2024		$8,539

On April 30, 2024, the term of the loan was extended to April 30, 2025, through Amendment to the original Loan Agreement between Streamline and GDLG. Based on the amended agreement, regardless of when the loan is received by GDLG, the loan is interest free through January 31, 2025. After that, the simple interest rate of 3% per annum applies. Interest is based on a full year (365 days) consisting of twelve months. Interest will accrue starting February 1, 2025, until repayment of the loan. As of July 31, 2024, the balance of the loan is $8,539.

Streamline and Glidelogic Corp. share the same ultimate controlling persons – Mr. Dapeng Ma and Mr. Yitian Xue. While they hold majority interest in Streamline, together they own 100% of Star Success Business, LLC, which owns 75% of Glidelogic’s interest.

2)For the six months ended July 31, 2024, Mr. Dapeng Ma (director of the Company) loaned $500 to the Company as depicted below:

Date	Details	Amount	Int. Accrue Starting
2024/04/30	Loan to GDLG	$500.00	2025/02/01

Total Loan Amount as of 07/31/2024		$500.00

On April 1, 2024, Glidelogic Corp entered into a Loan Agreement with Dapeng Ma. Based on the agreement, regardless of when the loan is received by GDLG, the loan is interest free through January 31, 2025. After that, the simple interest rate of 3% per annum applies. Interest is based on a full year (365 days) consisting of twelve months. Interest will accrue starting February 1, 2025, until repayment of the loan. As of July 31, 2024, the balance of the loan is $500.

3)For the six months ended July 31, 2024, Mr. Yitian Xue (director of the Company) loaned $17,132 to the Company as listed below:

Date	Details	Amount	Int. Accrue Starting
2024/04/30	Loan to GDLG	$165.00	2025/02/01
2024/05/01	Loan to GDLG	$11,865.00	2025/02/01
2024/05/20	Loan to GDLG	$602.00	2025/02/01
2024/05/20	Loan to GDLG	$500.00	2025/02/01
2024/06/12	Loan to GDLG	$3,500.00	2025/02/01
2024/07/03	Loan to GDLG	$500.00	2025/02/01

Total Loan Amount as of 07/31/2024		$17,132.00

On April 1, 2024, Glidelogic Corp entered into a Loan Agreement with Yitian Xue. Based on the agreement, regardless of when the loan is received by GDLG, the loan is interest free through January 31, 2025. After that, the simple interest rate of 3% per annum applies. Interest is based on a full year (365 days) consisting of twelve months. Interest will accrue starting February 1, 2025, until repayment of the loan. As of July 31, 2024, the balance of the loan is $17,132.

4)As of July 31, 2024, Parent company Star Success Business, LLC (SSB) still has an inter-company loan agreement with Glidelogic Corp. (GDLG). The total principal loan amount from SSB to GLDG is $5,000 as shown in the table below:

Date	Details	Amount	Int. Accrue Starting
2023/10/10	Loan to GDLG	$3,000.00	2025/02/01
2023/10/16	Loan to GDLG	$2,000.00	2025/02/01

Total Loan Amount as of 07/31/2024		$5,000.00

On April 30, 2024, the term of the loan was extended to April 30, 2025, through Amendment to the original Loan Agreement. Based on the amended agreement, regardless of when the loan is received by GDLG, the loan is interest free through January 31, 2025. After that, the simple interest rate of 3% per annum applies. Interest is based on a full year (365 days) consisting of twelve months. Interest will accrue starting February 1, 2025, until repayment of the loan. As of July 31, 2024, the balance is still $5,000 as there has been no payments made.

7.COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. In August 2023, the company effected 25 to 1 forward stock split of its common stock. As a result, currently there are 66,593,750 shares of common stock issued and outstanding.

There were 66,593,750 shares of common stock issued and outstanding as of July 31, 2024.

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

9.INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of July 31, 2024, the Company had net operating loss carry forwards of approximately $57,129 that may be available to reduce future years’ taxable income in varying amounts indefinitely. Future tax benefits which may arise because of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The income tax valuation allowance as of July 31, 2024, was approximately $11,997. The net change in income tax valuation allowance from January 31, 2024, through July 31, 2024, was $3,936. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2024.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	July 31, 2024	January 31, 2024
Non-current deferred tax assets:
Net operating loss carry forward	$(57,129)	$(38,384)
Valuation allowance	$57,129	$38,384
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% does not differ from the expected tax benefit for the six months ended July 31, 2024, as follows:

	July 31, 2024	January 31, 2024
Computed “expected” tax expense (benefit)	$(3,936)	$(4,646)
Change in valuation allowance	$3,936	$4,646
Actual tax expense (benefit)	$-	$-

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

AI Solutions and Entertainment Marketing:

The Company has initiated the provision of AI solutions for cross-border e-commerce clients. These services include selecting Key Opinion Leaders (KOLs), designing scripts for live-streaming sales, and creating content for short videos. The revenue from these services is obtained through the Company's collaboration with TikTok. As a TikTok Affiliate Partner (TAP) and TikTok Shop Partner (TSP), the Company receives a share of the sales generated by e-commerce clients' products sold through their TikTok shops. This partnership ensures the stability and reliability of the Company's revenue stream, minimizing the risk of payment delays. In this Quarter, the Company also joined the TikTok Live Creator Network. Consequently, in addition to its e-commerce business, the Company plans to apply AI to entertainment live streaming (including gaming live streams) and leverage it to generate revenue for the Company.

FinTech Innovations:

In the FinTech sector, our team is transitioning into providing consulting services to cross-border e-commerce payment service providers. Additionally, the Company offers custom software development and white-label solution services.

Blockchain Developments:

As for our endeavours in blockchain technology, our two principal controllers have recently been awarded a patent for customized NFTs in early 2024, underscoring our commitment to intellectual property and innovation. Building on this momentum, our company has laid out plans for product development in the Web3 space this year, signalling our entrance into the next evolution of the internet with a focus on decentralized products and services. In addition, Real World Assets (RWA), as a latest hot topic in blockchain, has seen our active involvement in three key areas: 1) Research related to RWA compliance, 2) development of software infrastructure, and 3)

identification of assets suitable for RWA tokenization. The Company looks forward to participating in the latest RWA projects in the next quarter.

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

REVENUE

The Company’s plan for revenue is as such:

AI Revenue:

The Company's AI solutions for cross-border e-commerce clients are a major revenue driver. Services include selecting Key Opinion Leaders (KOLs), designing live-stream scripts, and creating short video content. As a TikTok Affiliate Partner (TAP) , TikTok Shop Partner (TSP), and part of TikTok’s Creator Network, the Company earns a share of sales from e-commerce clients' TikTok shops as well as a share of the tip revenue from the TikTok creators’ live-streaming and live-streaming commissions from TikTok,  ensuring stable income.

FinTech Revenue:

In the FinTech sector, our revenue comes from providing consulting services to cross-border e-commerce payment service providers. We also offer custom software development and white-label solutions. This comprehensive service model ensures a consistent revenue stream, aligning our financial success with the operational success of our clients.

Blockchain Revenue:

Revenue in the blockchain sphere is derived from development and consulting services for Web3 projects. Our deep expertise in this cutting-edge technology positions us as a valuable partner for clients looking to innovate in the decentralized digital space. Furthermore, the patents owned by our principal controllers, particularly in the area of customized NFTs, open up additional revenue channels through licensing fees. This intellectual property elevates our market standing and contributes to a robust financial model that capitalizes on the burgeoning interest in blockchain applications. In addition, the Company hopes to add revenue from consulting services and software development related to the design, issuance, management, operation, and compliance of Real World Assets (RWA).

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

AI Marketing:

As a TikTok Affiliate Partner (TAP) and TikTok Shop Partner (TSP), the Company benefits from referrals within TikTok's active social network communities and direct promotions from TikTok. This partnership ensures a steady stream of potential clients. Additionally, by collaborating with Key Opinion Leaders (KOLs) who have significant cross-border fan and client bases, the Company expects to consistently acquire new leads. In addition, being part of the TikTok Creator Network enables the Company to reach a vast number of TikTok current and potential creators. This has a positive impact on the Company's promotion of its live-streaming AI tools. For instance, by offering free AI tools to creators, the Company can encourage them to join its network, subsequently profiting from the live-streaming commissions from TikTok and tip revenue share from the creators.

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

INSURANCE

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we had a party of a legal action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

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

RESULTS OF OPERATIONS

As of the end of Q2, 2024, Glidelogic has made $1,388 in Commission Income from participating in the TikTok Shop e-commerce platform which allows brands and creators to sell products directly on TikTok. The total expenses amount to $20,132 which is mainly composed of various legal & compliance costs including SEC filing-related preparation, audit/review, and processing cost, transfer agency cost, etc. As a result, as of the end of Q2, 2024, Glidelogic has an operation loss of $18,745.

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

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2024, our total assets were $4,142. Total assets were comprised of $1,019 in current assets and $3,123 in fixed assets.

As at July 31, 2024, our current liabilities were $32,720 and our stockholders’ equity was ($28,579).

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months ended July 31, 2024 net cash flows used in operating activities was $25,351.

For the six months ended July 31, 2023 net cash flows provided by operating activities was $6,776.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended July 31, 2024 we have generated $0 in investing activities.

For the six months ended July 31, 2023 we have generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended July 31, 2024 net cash flows provided by financing activities was $26,171.

For the six months ended July 31, 2023 net cash flows used in financing activities was $6,010.

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

Our cash flow change in Q2 is minimum and relied mainly on the Company’s controlling shareholders and related party loans. Due to the passage of new legislation and the changing business environment in Brazil, the Company is transitioning into providing consulting services to cross-border e-commerce payment service providers. Additionally, the Company offers custom software development and white-label solution services.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Culver City, California, on September 16, 2024.

GLIDELOGIC CORP.

By:	/s/ Yitian Xue
	Name:	Yitian Xue
	Title:	President Secretary, Director and Treasurer
(Principal Executive, Financial and Accounting Officer)