Form 10-Q
period 2024-10-31
Glidelogic Corp.
filed 2024-12-12
CIK 1848672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2024

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

Yes ☐      No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 66,599,350 common shares issued and outstanding as of December 12, 2024.

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

GLIDELOGIC CORP.

BALANCE SHEETS

As of October 31, 2024 (Unaudited) and January 31, 2024 (Audited)

	October 31, 2024 (Unaudited)	January 31, 2024 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,855	$199
Accounts Receivable from Related Party	-	1,416
Total Current Assets	1,855	1,615

Fixed Assets
Equipment, net	3,018	3,333
Total Fixed Assets	3,018	3,333

Total Assets	$4,873	$4,948

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$-	$9,782
Loan Payable (to Parent Company)	5,000	5,000
Note Payable (to Ma)	-	-
Note Payable (to Xue)	17,132	-
SLI Loan Payable	-	-
Total Current Liabilities	22,132	14,782

Total Liabilities	$22,132	$14,782

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 66,593,750 shares issued and outstanding as of October 31, 2024; and 66,593,750 shares issued and outstanding as of January 31, 2024	66,594	66,594
Retained Earnings	(83,853)	(76,428)
Total Stockholders’ Equity	(17,259)	(9,834)
Total Liabilities and Stockholders’ Equity	$4,873	$4,948

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF OPERATIONS

For the three months and nine months ended October 31, 2024, and 2023 (Unaudited)

	For the three months ended October 31, 2024	For the three months ended October 31, 2023	For the nine months ended October 31, 2024	For the nine months ended October 31, 2023

REVENUES	$21,551	$-	$22,938	$30,000
Cost of goods	-	-	-	-
Gross Profit	21,551	-	22,938	30,000

OPERATING EXPENSES
General and Administrative Expenses	(10,231)	(10,773)	(30,363)	(43,675)
TOTAL OPERATING EXPENSES	(10,231)	(10,773)	(30,363)	(43,675)

NET INCOME/(LOSS) FROM OPERATIONS	11,320	(10,773)	(7,425)	(13,675)

OTHER INCOME/EXPENSE	-	-	-	6,010

NET (LOSS)/INCOME	11,320	(10,773)	(7,425)	(7,665)

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS)/INCOME	$11,320	$(10,773)	$(7,425)	$(7,665)

NET INCOME PER SHARE: BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	66,593,750	66,593,750	66,593,750	66,593,750

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and nine months ended October 31, 2024, and 2023 (Unaudited)

	Common Stock		Retained	Total Stockholders’
	Shares	Amount	Earnings	Equity (Deficit)

Balance, July 31, 2023	66,593,750	$66,594	$(51,196)	$15,398
Net income for the three months ended October 31, 2023	-	-	(10,773)	(10,773)
Balance, October 31, 2023	66,593,750	$66,594	$(61,969)	$4,625

Balance, July 31, 2024	66,593,750	$66,594	$(95,173)	$(28,579)
Net loss for the three months ended October 31, 2024	-	-	11,320	11,320
Balance, October 31, 2024	66,593,750	$66,594	$(83,853)	$(17,259)

Balance, January 31, 2023	66,593,750	$66,594	$(54,304)	$12,290
Net income for the nine months ended October 31, 2023	-	-	(7,665)	(7,665)
Balance, October 31, 2023	66,593,750	$66,594	$(61,969)	$4,625

Balance, January 31, 2024	66,593,750	$66,594	$(76,428)	$(9,834)
Net loss for the nine months ended October 31, 2024	-	-	(7,425)	(7,425)
Balance, October 31, 2024	66,593,750	$66,594	$(83,853)	$(17,259)

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CASH FLOWS

For the nine months ended October 31, 2024, and 2023 (Unaudited)

	For the nine months ended October 31, 2024	For the nine months ended October 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(7,425)	$(7,665)
Adjustments to reconcile net loss to net cash provided by operations:
Accounts Payable	(9,782)	-
Accounts Receivable from Related Party	1,416	(3,416)
Depreciation Expense	315	315
CASH FLOWS USED BY OPERATING ACTIVITIES	$(15,476)	$(10,766)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan Payable	-	(6,010)
Loan Payable (to Parent Company)	-	5,000
Note Payable (to Xue)	17,132	-
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES	17,132	(1,010)
NET CHANGE IN CASH	$1,656	$(11,776)

Cash, beginning of period	199	14,547
Cash, end of period	$1,855	$2,771

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

As at October 31, 2024 (Unaudited)

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

2.GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $22,938 revenues for the nine months ended October 31, 2024. The Company has had income in current year but has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. Considering management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2024.

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

Accounts Receivable and Expected Credit Loss

In accordance with ASC 326, "Measurement of Credit Losses on Financial Instruments", accounts receivable are recognized upon delivery of goods or services. The Company adopts the Current Expected Credit Loss (CECL) model, which necessitates the recognition of expected credit losses over the life of the asset. This model incorporates historical data, current conditions, and reasonable future forecasts. Accounts deemed uncollectible are written off against the allowance for doubtful accounts. As of October 31, 2024, the Company has assessed its accounts receivable for impairment under the CECL model and has made appropriate adjustments in line with GAAP standards.

Stock-Based Compensation

As of October 31, 2024, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Step 5: Revenue recognition.

The Company's revenues are bifurcated into two categories: software and services including commission or rebates derived from providing such services. Revenues from software are recognized at a point-in-time as ownership is transferred to the customer at a distinct point in time, in accordance with the terms of the contract. For services, revenue is recognized over time as the services are rendered and milestones are achieved, pursuant to the terms specified in the service agreement. Revenue related to commissions and rebates is recognized after the end of the reporting quarter during which the related services are provided. The determination of commission and rebate amounts is contingent upon the aggregate transaction data for the completed quarter, such as the total amount spent by each client. As a result, these amounts are typically calculated and finalized in the subsequent quarter, or later, depending on the timing of data reconciliation and processing by the platform and its primary agency.

The Company shall not be liable for any failure to perform its obligations, whether related to software or services, if such failure is due to circumstances beyond its reasonable control. Any liability of the Company shall be limited to the total of all amounts paid by the customer for software and/or services under the contract.

Payment Terms: The Company plans to collect payment from customers prior to transferring ownership of the software and may require deposits from customers at the time an order is placed. When deposits are collected prior to transferring ownership of the software, the Company recognizes deferred revenue until the transfer is made. Similarly, for services, the Company may require an upfront retainer or periodic payments, as outlined in the service agreement. Any prepaid amounts for services will be recognized as deferred revenue until the services are rendered. The Company plans to collect payment from customers prior to transferring ownership of the software and may require deposits from customers at the time an order is placed. When deposits are collected prior to transferring ownership of the software, the Company recognizes deferred revenue until the transfer is made. Similarly, for services, the Company may require an upfront retainer or periodic payments, as outlined in the service agreement. Any prepaid amounts for services will be recognized as deferred revenue until the services are rendered. For commission and rebate revenue, payments are typically received after the commission and rebate amounts are determined. Depending on the speed of processing by the paying party, the Company generally receives these payments in the quarter following the quarter in which the related services were provided.

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

As of October 31, 2024, the nonmonetary exchange invoice above is fully paid as depicted in the Accounts Receivable section of this report.

As the Company recently became a secondary agent for the TikTok advertisement placement, in October, Glidelogic Corp. received $17,685.12 rebate from the primary agent for the advertisement of various clients’ placements on TikTok during Q2, 2024.

Cost of Goods Sold

Cost of goods sold includes direct costs of selling items.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective and thus not disclosed here, accounting pronouncements and we do not believe any of those pronouncements will have a material impact on the Company’s financial position, results of operations or cash flows.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

For the three months ended April 30, 2024, the total loan offset amounts were $1,416 (as portrayed below). Therefore, as of October 31, 2024, the Company had Accounts Receivable of $0 which resulted from the total loan offset amounts that are deemed as loan repayments to the SLI Note Payable.

Accounts Receivable due (Nonmonetary Exchange Invoice Amount)		$ 30,000
SLI Note Payable due (Loan Offset Amounts from prior fiscal quarters)	$ (28,584)
SLI Note Payable due (Loan Offset Amount from fiscal quarter ending April 30, 2024)	(1,416)
Total Loan Offset Amounts		(30,000)
A/R Net Due to Glidelogic Corp.		$ -

As of October 31, 2024, the Accounts Receivable net due to the Company has been fully paid with the nonmonetary exchange invoice amount stated above.

5.FIXED ASSETS

	Equipment	Website	Total
Cost
As of January 31, 2024	$4,453	-	4,453
Additions	-	-	-
Disposals	-	-	-
As of October 31, 2024	$4,453	-	4,453

Depreciation
As of January 31, 2024	$(1,120)	-	(1,120)
Change for the period	(315)	-	(315)
As of October 31, 2024	$(1,435)	-	(1,435)

Net book value	$3,018	-	3,018

	Equipment	Website	Total
Cost
As at January 31, 2023	$4,453	4,500	8,953
Additions	-	-	-
Disposals	-	(4,500)	(4,500)
As at January 31, 2024	$4,453	-	4,453

Depreciation/Amortization
As at January 31, 2023	(700)	(4,500)	(5,200)
Change for the period	(420)	4,500	4,080
As at January 31, 2024	$(1,120)	-	(1,120)

Net book value	$3,333	-	3,333

6.RELATED PARTY TRANSACTIONS

In terms of related party transactions, Streamline and Glidelogic Corp. share the same ultimate controlling persons – Mr. Dapeng Ma and Mr. Yitian Xue. While they hold majority interest in Streamline, together they own 100% of Star Success Business, LLC, which owns 75% of Glidelogic’s interest.

Thus, the related party transactions are as follows:

1)For the nine months ended October 31, 2024, Streamline USA, Inc. loaned to Glidelogic Corp. a few different times.

a.In March $3,200 was loaned to Glidelogic Corp.

b.In April, an additional $1,000 was loaned to Glidelogic Corp.

c.In July, an additional $5,755 was loaned to Glidelogic Corp.  This amount consists of 2 instances occurring on July 11, 2024: $2,755 & $3,000 respectively.

d.In October a total of $2,716 was loaned to Glidelogic Corp. This amount consists of 2 different amounts on 2 different dates. The first amount was $666 loaned on October 9, 2024. The second amount was $2,050 loaned on October 28, 2024.

Thus, for the nine months ended October 31, 2024, the SLI Note Payable balance increased to $12,671 for a short term.

For the nine months ended October 31, 2024, the SLI Note Payable was partially paid on 03/21/2024 with the remaining portion of the nonmonetary exchange invoice amount of $1,416 depicted in the Accounts Receivable section.

Furthermore, during this fiscal quarter 2 loan payback payments were made. The first loan payback payment was for $10,589 on October 29, 2024. The second loan payback payment was for $666 on October 31, 2024.

These 2 loan payback payments settled the loan in its entirety. The following tables depict the breakdown of the payoff:

Note Payable to SLI	$12,671
Paid on 03/21/2024 by the remaining portion of the nonmonetary exchange invoice amount from A/R)	(1,416)
Sub-total of SLI Note Payable as of 04/30/2024	$11,255
Loan Payback Payment made on 10/29/2024	(10,589)
Loan Payback Payment made on 10/31/2024	(666)
Total SLI Note Payable as of 10/31/2024	$0.00

Date	Details	Amount	Int. Accrue Starting
2024/03/21	Loan to GDLG	$3,200.00	2025/02/01
2024/03/21	Loan to GDLG	($1,416.23)	2025/02/01
2024/04/08	Loan to GDLG	$1,000.00	2025/02/01
2024/07/11	Loan to GDLG	$2,755.00	2025/02/01
2024/07/11	Loan to GDLG	$3,000.00	2025/02/01
2024/10/09	Loan to GDLG	$666.25	2025/02/01
2024/10/28	Loan to GDLG	$2,050.00	2025/02/01
2024/10/29	Loan to GDLG	($10,588.77)	2025/02/01
2024/10/31	Loan to GDLG	($666.25)	2025/02/01

Total Loan Amount as of 10/31/2024		$0.00

It should be noted that on April 30, 2024, the term of the loan was extended to April 30, 2025, through Amendment to the original Loan Agreement between Streamline and GDLG. Based on the amended agreement, regardless of when the loan is received by GDLG, the loan is interest free through January 31, 2025. After that, the simple interest rate of 3% per annum applies. Interest is based on a full year (365 days) consisting of twelve months. Interest will accrue starting February 1, 2025, until repayment of the loan.

However, as of October 31, 2024, the balance of this loan is $0.

2)For the nine months ended October 31, 2024, Mr. Dapeng Ma (director of the Company) loaned $4,500 to the Company and within the fiscal quarter this loan was paid off as depicted below:

Date	Details	Amount	Int. Accrue Starting
2024/04/30	Loan to GDLG	$500.00	2025/02/01
2024/09/16	Loan to GDLG	$1,000.00	2025/02/01
2024/10/01	Loan to GDLG	$3,000.00	2025/02/01
2024/10/29	Loan to GDLG	($4,500.00)	2025/02/01

Total Loan Amount as of 10/31/2024		$0.00

It should be noted that on April 1, 2024, Glidelogic Corp entered into a Loan Agreement with Dapeng Ma. Based on the agreement, regardless of when the loan is received by GDLG, the loan is interest free through January 31, 2025. After that, the simple interest rate of 3% per annum applies. Interest is based on a full year (365 days) consisting of twelve months. Interest will accrue starting February 1, 2025, until repayment of the loan.

However, as of October 31, 2024, the balance of this loan is $0.

3)For the nine months ended October 31, 2024, Mr. Yitian Xue (director of the Company) loaned $17,132 to the Company as listed below:

Date	Details	Amount	Int. Accrue Starting
2024/04/30	Loan to GDLG	$165.00	2025/02/01
2024/05/01	Loan to GDLG	$11,865.00	2025/02/01
2024/05/20	Loan to GDLG	$602.00	2025/02/01
2024/05/20	Loan to GDLG	$500.00	2025/02/01
2024/06/12	Loan to GDLG	$3,500.00	2025/02/01
2024/07/03	Loan to GDLG	$500.00	2025/02/01

Total Loan Amount as of 10/31/2024		$17,132.00

It should be noted that on April 1, 2024, Glidelogic Corp entered into a Loan Agreement with Yitian Xue. Based on the agreement, regardless of when the loan is received by GDLG, the loan is interest free through January 31, 2025. After that, the simple interest rate of 3% per annum applies. Interest is based on a full year (365 days) consisting of twelve months. Interest will accrue starting February 1, 2025, until repayment of the loan.

As of October 31, 2024, the balance of the loan is still $17,132 as there has been no payments made.

4)As of October 31, 2024, Parent company Star Success Business, LLC (SSB) still has an inter-company loan agreement with Glidelogic Corp. (GDLG). The total principal loan amount from SSB to GLDG is $5,000 as shown in the table below:

Date	Details	Amount	Int. Accrue Starting
2023/10/10	Loan to GDLG	$3,000.00	2025/02/01
2023/10/16	Loan to GDLG	$2,000.00	2025/02/01

Total Loan Amount as of 10/31/2024		$5,000.00

It should be noted that on April 30, 2024, the term of the loan was extended to April 30, 2025, through Amendment to the original Loan Agreement. Based on the amended agreement, regardless of when the loan is received by GDLG, the loan is interest free through January 31, 2025. After that, the simple interest rate of 3% per annum applies. Interest is based on a full year (365 days) consisting of twelve months. Interest will accrue starting February 1, 2025, until repayment of the loan.

As of October 31, 2024, the balance is still $5,000 as there has been no payments made.

7.COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. In August 2023, the company effected 25 to 1 forward stock split of its common stock. As a result, there were 66,593,750 shares of common stock issued and outstanding as of October 31, 2024.

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

9.INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of October 31, 2024, the Company had net operating loss carry forwards of approximately $45,809 that may be available to reduce future years’ taxable income in varying amounts indefinitely. Future tax benefits which may arise because of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The income tax valuation allowance as of October 31, 2024, was approximately $9,620. The net change in income tax valuation allowance from January 31, 2024, through October 31, 2024, was $1,559. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of October 31, 2024. All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	October 31, 2024	January 31, 2024
Non-current deferred tax assets:
Net operating loss carry forward	$(45,809)	$(38,384)
Valuation allowance	$45,809	$38,384
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% does not differ from the expected tax benefit for the nine months ended October 31, 2024, as follows:

	October 31, 2024	January 31, 2024
Computed “expected” tax expense (benefit)	$(1,559)	$(4,646)
Change in valuation allowance	$1,559	$4,646
Actual tax expense (benefit)	$-	$-

The related deferred tax benefits for the above unused tax losses have not been fully recognized as it is not reasonably certain that they will be realized. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

10.SUBSEQUENT EVENTS

On November 6, 2024, Glidelogic Corp. filed a Form S-8 with the U.S. Securities and Exchange Commission (SEC) to announce the issuance of 2,000,000 shares of common stock as service shares. To express appreciation and strengthen business relationships aimed at expanding collaborations within TikTok’s business ecosystem, a portion of these service shares has been allocated as bonus shares to various individuals who have provided support and services to the Company without charge. These services include, but are not limited to, technical and training support, traffic advertisement placement consulting, client relationship management, KOL and KOC recruitment, live streaming host contributions, and operational and compliance support.

Between November 8, 2024, and the date of this filing, a total of 28 individuals have received 200 bonus shares each, amounting to an aggregate of 5,600 shares. The total cost basis of these shares is $4,756, determined based on the fair market value of the stock on the respective grant dates. As of the date of this filing, the total outstanding shares are 66,599,350.

On November 14, 2024, Mr. Dapeng Ma, as the Director of Glidelogic Corp., made a $5,000 loan to the Company to support its daily operation. This is within the Loan Agreement which was updated between Mr. Dapeng Ma and the Company on April 1, 2024.

Furthermore, on December 5, 2024, Glidelogic Corp. submitted its application for OTCQB listing. This move reflects the Company’s commitment to enhancing transparency and expanding market visibility, providing greater access to a broader investor base, and aligning with its growth objectives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

DESCRIPTION OF BUSINESS

GENERAL

Our company is a diversified software development and consulting firm, pushing the frontiers of technological innovation in Artificial Intelligence (“AI”), financial technologies (“FinTech”), and blockchain. We offer consulting services for these three areas as well. In addition, we are planning on expanding into the proprietary trading business along with the related consulting service. Our business address is 11264 Playa Court, Culver City, CA 90230. Our phone number is (310) 397-2300. We expect we may fail to achieve profitability which may result in ceasing operations due to lack of funding.

AI Solutions and Entertainment Marketing:

The Company has initiated the provision of AI solutions for cross-border e-commerce clients. These services include selecting Key Opinion Leaders (KOLs), designing scripts for live-streaming sales, and creating content for short videos. The revenue from these services is obtained through the Company's collaboration with TikTok. As a TikTok Affiliate Partner (TAP) and TikTok Shop Partner (TSP), the Company receives a share of the sales generated by e-commerce clients' products sold through their TikTok shops. This partnership ensures the stability and reliability of the Company's revenue stream, minimizing the risk of payment delays. The Company has also joined the TikTok Live Creator Network. Consequently, in addition to its e-commerce business, the Company plans to apply AI to entertainment live streaming (including gaming live streams) and leverage it to generate revenue for the Company. In addition, the Company recently became a secondary agency for TikTok traffic ad placement. Through the provision of AI-assisted consulting services to clients, focused on ad placement strategy, the Company aims to enhance client value. In return, the Company generates revenue through consulting fees from clients and ad placement commissions from TikTok.

FinTech Innovations:

In the FinTech sector, our team is transitioning into providing consulting services to cross-border e-commerce payment service providers. Additionally, the Company offers custom software development and white-label solution services.

In addition, the Company is developing its own cryptocurrency market trading strategies for proprietary trading, as well as designing trading strategy advisory services for clients.

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

In addition, Real World Assets (RWA), as a trending topic in blockchain, has seen the Company actively involved in three key areas: (1) research related to RWA compliance, (2) development of software infrastructure, and (3) identification of assets suitable for RWA tokenization. The Company has also completed the software, tools, and related technical preparations necessary for crypto algorithmic trading of RWA and other alternative tokens. Furthermore, the Company is developing its own cryptocurrency market trading strategies for proprietary trading and designing trading strategy advisory services for clients, further expanding its capabilities in the blockchain ecosystem.

Each of these pillars – AI, FinTech, and blockchain – not only represents a core competence of our company but also synergizes to create a holistic, technologically advanced suite of solutions and consulting services. We remain devoted to leading the way in these dynamic fields, fostering growth and delivering value to our clients through relentless innovation and expertise.  Furthermore, we look forward to integrating and developing a comprehensive framework combining AI, FinTech, and blockchain, focusing on an AI-based algorithmic trading framework in the cryptocurrency market for proprietary trading.

REVENUE

The Company’s plan for revenue is as such:

AI Revenue:

The Company's AI solutions for cross-border e-commerce clients are a major revenue driver. Services include selecting Key Opinion Leaders (KOLs), designing live-stream scripts, and creating short video content. As a TikTok Affiliate Partner (TAP) , TikTok Shop Partner (TSP), and part of TikTok’s Creator Network, the Company earns a share of sales from e-commerce clients' TikTok shops as well as a share of the tip revenue from the TikTok creators’ live-streaming and live-streaming commissions from TikTok,  ensuring stable income. In addition, as a secondary agency for the TikTok traffic ad placement. By providing the clients AI-assisted consulting services focused on ad placement strategy, the Company expects to generate revenue through consulting fees from clients and ad placement commissions from TikTok.

FinTech Revenue:

In the FinTech sector, our revenue comes from providing consulting services to cross-border e-commerce payment service providers. We also offer custom software development and white-label solutions. This comprehensive service model ensures a consistent revenue stream, aligning our financial success with the operational success of our clients. In addition, the Company is expanding its services to include the design, foundational software development, and operational support related to algorithmic trading, further diversifying its FinTech offerings.

Blockchain Revenue:

Revenue in the blockchain sphere is derived from development and consulting services for Web3 projects. Our deep expertise in this cutting-edge technology positions us as a valuable partner for clients looking to innovate in the decentralized digital space. Furthermore, the patents owned by our principal controllers, particularly in the area of customized NFTs, open up additional revenue channels through licensing fees. This intellectual property elevates our market standing and contributes to a robust financial model that capitalizes on the burgeoning interest in blockchain applications. In addition, the Company hopes to add revenue from consulting services and software development related to the design, issuance, management, operation, and compliance of Real World Assets (RWA). Moreover, the Company plans to enhance its blockchain revenue streams by engaging in proprietary cryptocurrency trading activities.

In summary, the Company’s revenue is derived from a diversified mix of AI-driven solutions, FinTech services, and blockchain initiatives. Key sources include partnerships and consulting in the TikTok ecosystem, custom software development, algorithmic trading, and blockchain projects like Web3 development, NFT licensing, and RWA tokenization. These interconnected revenue streams, supported by our expertise and intellectual property, create a strong foundation for sustainable growth and profitability.

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

FinTech Competitive Dynamics:

The new algorithmic trading business builds upon the trading strategy designs and related expertise previously developed by Mr. Yitian Xue, the CEO of the Company. While these strategies and frameworks were originally designed for traditional stock and futures markets, adapting them to the cryptocurrency market presents unique challenges. The transition requires significant adjustments to account for the inherent volatility, 24/7 trading cycle, and decentralized nature of the crypto market. Additionally, the migration involves an extensive development timeline and considerable workload to reconfigure the algorithmic trading architecture to align with the technological and regulatory complexities of the cryptocurrency ecosystem. Overcoming these challenges will be critical to establishing a competitive edge and ensuring the success of this new business line.

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

In addition, the Company plans to enter the cryptocurrency proprietary trading market, which is inherently volatile and uncertain compared to traditional financial markets. This new venture will require time for adaptation, development, and refinement of trading strategies and systems before it can reach a mature and optimized operational state. Overcoming these challenges is essential to capturing opportunities in this rapidly evolving space.

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

RESULTS OF OPERATIONS

As of the end of Q3, 2024, Glidelogic has made $22,938 in Commission Income from participating in the TikTok Shop e-commerce platform which allows brands and creators to sell products directly on TikTok. The total expenses amount to $30,363 which is mainly composed of various legal & compliance costs including SEC filing-related preparation, audit/review, and processing cost, transfer agency cost, etc. As a result, as of the end of Q3, 2024, Glidelogic has an operation loss of $7,425.

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

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2024, our total assets were $4,873. Total assets were comprised of $1,855 in current assets and $3,018 in fixed assets.

At October 31, 2024, our current liabilities were $22,132 and our stockholders’ equity was ($17,259).

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended October 31, 2024 net cash flows used in operating activities was $15,476.

For the nine months ended October 31, 2023 net cash flows used in operating activities was $10,766.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended October 31, 2024 we have generated $0 in investing activities.

For the nine months ended October 31, 2023 we have generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended October 31, 2024 net cash flows provided by financing activities was $17,132.

For the nine months ended October 31, 2023 net cash flows used in financing activities was $1,010.

In August 2023, the company effected 25 to 1 forward stock split of its common stock. As a result, as of October 31, 2024, there were 66,593,750 shares of common stock issued and outstanding. The breakdown is:

Since inception, Glidelogic has sold 50,000,000 shares to its previous director for net proceeds of $2,000, the par value of these shares is $0.001. These shares were acquired by Star Success Business LLC in May 2023.

For the year ended January 31, 2022, the Company issued 16,593,750 shares of common stock for cash proceeds of $26,550, par value of these shares is $0.001 per share.

Our cash flow change in Q3 is an improvement from prior quarters but it still relied on the Company’s controlling shareholders and related party loans which were mostly paid off by the end of the fiscal quarter. Due to the passage of new legislation and the changing business environment in Brazil, the Company is transitioning into providing consulting services to cross-border e-commerce payment service providers. Additionally, the Company offers custom software development and white-label solution services.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Culver City, California, on December 12, 2024.

GLIDELOGIC CORP.

By:	/s/ Yitian Xue
	Name:	Yitian Xue
	Title:	President Secretary, Director and Treasurer
(Principal Executive, Financial and Accounting Officer)