Form 10-K
period 2025-01-31
Glidelogic Corp.
filed 2025-04-25
CIK 1848672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended January 31, 2025

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

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value of $0.001 per share	GDLG	OTC PINK Current Information

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

Yes [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[X]	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No [X]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of July 31, 2024 was $4,148,437.50.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 66,599,350 common shares issued and outstanding as of April 25, 2025.

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

AI Solutions and Entertainment Marketing:

Our AI division is led by a management team that has roots in Propaganda GEM Inc. (“PGEM"), a venerated Hollywood entertainment marketing firm with a rich history spanning several decades. Leveraging the extensive data and case studies amassed over the years at PGEM, we are developing a large-scale, entertainment marketing-focused model based on open-source large language models (“LLMs”) and agentic AI. This initiative aims to transform the landscape of entertainment marketing through cutting-edge AI technology and sophisticated AI agents. Concurrently, our team is dedicated to crafting AI applications for specific verticals within the e-commerce and social media domains, particularly in the realm of virtual digital personas, offering innovative ways to engage audiences through AI agents.

FinTech Innovations:

In the FinTech sector, our team has cultivated a comprehensive payment settlement solution while serving companies associated with Brazil's prevalent 'pix' payment protocol. This expertise is the foundation for our upcoming initiative to provide white-label payment solutions to Brazilian payment service providers, aiming to enhance and streamline the financial transaction experience. Additionally, we collaborate with UnionPay and Alipay via NihaoPay (a cross-border payment platform) to build a solution for cross-border e-commerce, enabling US companies to collect payments from Chinese users seamlessly.

Blockchain Developments:

As for our endeavors in blockchain technology, our two principal controllers have recently been awarded a patent for customized NFTs in early 2024, underscoring our commitment to intellectual property and innovation. Building on this momentum, our company has laid out plans for product development in the Web3 space this year, signaling our entrance into the next evolution of the internet with a focus on decentralized products and services. Additionally, we offer compliance and framework solution consulting to implement Real World Assets (RWA) in Hong Kong and Dubai via a regulated crypto exchange and the US over-the-counter securities market.

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

AI Revenue:

The Company's AI solutions for cross-border e-commerce clients are a major revenue driver. Services include selecting Key Opinion Leaders (KOLs), designing live-stream scripts, and creating short video content. As a TikTok Affiliate Partner (TAP), TikTok Shop Partner (TSP), and part of TikTok’s Creator Network, the Company earns a share of sales from e-commerce clients' TikTok shops as well as a share of the tip revenue from the TikTok creators’ live-streaming and live-streaming commissions from TikTok, ensuring stable income. In addition, as a secondary agency for the TikTok traffic ad placement. By providing the clients AI-assisted consulting services focused on ad placement strategy, the Company expects to generate revenue through consulting fees from clients and ad placement commissions from TikTok.

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

Blockchain Revenue:

Revenue in the blockchain sphere is derived from development and consulting services for Web3 projects. Our deep expertise in this cutting-edge technology positions us as a valuable partner for clients looking to innovate in the decentralized digital space. Furthermore, the patents owned by our principal controllers, particularly in the area of customized NFTs, open up additional revenue channels through licensing fees. This intellectual property elevates our market standing and contributes to a robust financial model that capitalizes on the burgeoning interest in blockchain applications. In addition, the Company hopes to add revenue from consulting services and software development related to the design, issuance, management, operation, and compliance of Real-World Assets (RWA). Moreover, the Company plans to enhance its blockchain revenue streams by engaging in proprietary cryptocurrency trading activities.

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

Furthermore, with the increasing involvement of AI and agentic AI in the trading market, a variety of AI-driven strategies are now being developed and fine-tuned. We are actively following this trend by building an AI-agent-driven trading strategy marketplace to compete with our competitors. This marketplace aims to leverage advanced AI technologies to enhance the efficiency and effectiveness of trading strategies, positioning us at the forefront of innovation in the trading market.

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

Government attitudes towards the blockchain, Web3, and NFT markets have fluctuated significantly in the past 2-3 years, particularly in regions such as the United States, Hong Kong, and the UAE/Dubai. Regulatory environments in these regions are continually evolving, necessitating active monitoring and rapid adjustments to ensure compliance. Over the next four years, we anticipate further regulatory developments that will shape the landscape. It is crucial for us to stay ahead of these changes to provide the most optimal and reasonable solutions for our clients, especially in compliance and solution consulting. By closely following regulatory updates and adjusting our strategies accordingly, we aim to offer viable and compliant solutions that meet the needs of our customers in these dynamic markets.

In conclusion, while we face substantial competition in AI, FinTech, and blockchain sectors, our strategic partnerships, deep market experience, and innovative technologies provide us with robust tools to meet these challenges head-on. Our commitment to continuous improvement and market adaptability positions us to not just compete but lead in our chosen markets. By fully embracing new technologies, staying updated with government policy changes, keeping a close eye on competitors' developments, and constantly understanding the real needs of the market, we ensure that our offerings align with the evolving demands and expectations of the marketplace.

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

HOLDERS

As of January 31, 2025, there are a total of 66,599,350 issued and outstanding shares of common stock.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. The Company’s critical accounting policies are those that require significant judgment or involve complex estimation methods and that are important to understanding the Company’s financial condition and results of operations.

Our most critical accounting policy involves revenue recognition. Revenue is recognized in accordance with ASC 606, “Revenue from Contracts with Customers.” Under this standard, the Company recognizes revenue when it satisfies performance obligations by transferring control of goods or services to customers in an amount that reflects the consideration expected to be received. The nature of our revenue—particularly commission, rebate, and bonus income from third-party platforms such as TikTok—involves timing differences and estimates based on data that may not be finalized until a later period. As such, management exercises judgment in determining when performance obligations are fulfilled and in estimating the amount of variable consideration.

Please refer to the section titled “Revenue Recognition” under “Summary of Significant Accounting Policies in the Notes to Financial Statements for a detailed discussion of this policy.

RESULTS OF OPERATIONS

For the years ended January 31, 2025, and 2024.

Our accumulated deficit since inception to January 31, 2025, was $103,863.

We have generated $33,563 in revenues for the year ended January 31, 2025. The cost of goods sold for the year ended January 31, 2025 was $0. The increase in revenue was due to the Company’s various newly approved TikTok partnership status which generated earnings from TikTok advertisement place and livestreaming related service fees, commission, and bonuses. COGS remained at $0 due to the arrangement that all work was done by the Company’s management team who took no payment for work performed.

We have generated $30,000 in revenues for the year ended January 31, 2024. The cost of goods sold for the year ended January 31, 2024 was $0.

For the year ended January 31, 2025, we incurred operating expenses of $60,999, consisting of $60,999 of general and administrative expenses. The increase in operating expenses is related to the increase in legal fees related to drafting compliance documents, administrative fees for stock transfer agent and for filing the SEC required reports, the application to be listed on OTCQB, as well as for issuing stock-based compensation.

For the year ended January 31, 2024, we incurred operating expenses of $58,134, consisting of $58,134 of general and administrative expenses.

The net loss for the years ended January 31, 2025, and 2024 was $27,436 and $22,124 respectively.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2025, our total assets were $5,020. Total assets were comprised of $2,107 in current assets and $2,913 in fixed assets.

As at January 31, 2025, our current liabilities were $37,534 and Stockholders’ equity was $(32,514).

CASH FLOWS FROM OPERATING ACTIVITIES

For the year ended January 31, 2025, net cash flows used by operating activities was $20,224.

For the year ended January 31, 2024, net cash flows used by operating activities was $13,338.

CASH FLOWS FROM INVESTING ACTIVITIES

For the year ended January 31, 2025, we have generated $0 in investing activities.

For the year ended January 31, 2024, we have generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the year ended January 31, 2025, net cash flows provided by financing activities was $22,132.

For the year ended January 31, 2024, net cash flows used in financing activities was $1,010.

As of January 31, 2025, the Company had $2,107 cash and our liabilities were $37,534, including $5,000 owed to the parent company.

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

Between November 8, 2024 and December 4, 2024, a total of 28 individuals have received 200 bonus shares each, amounting to an aggregate of 5,600 shares. The total cost basis of these shares is $4,756, determined based on the fair market value of the stock on the respective grant dates. This transaction was recognized as an expense on the income statement but did not impact the Company's cash flow, as it was a non-cash equity issuance. As a result, as of January 31, 2025, there were a total of 66,599,350 shares of common stock issued and outstanding.

Furthermore, on December 5, 2024, Glidelogic Corp. submitted its application for OTCQB listing. which is expected to improve liquidity and shareholder confidence. While the application is pending approval, management believes that transitioning to OTCQB will provide increased access to capital markets.

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

GLIDELOGIC CORP.

FOR THE YEARS ENDED JANUARY 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Glidelogic Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Glidelogic Corp. (“the Company”) as of January 31, 2025, and 2024, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2025, and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2021. Spokane, Washington
April 25, 2025

GLIDELOGIC CORP.

BALANCE SHEETS

As at January 31, 2025 and 2024

	January 31, 2025	January 31, 2024
ASSETS
Current Assets
Cash and Cash Equivalents	$2,107	$199
Accounts receivable from Related Party	-	1,416
Total Current Assets	2,107	1,615

Fixed Assets
Equipment, Website, net	2,913	3,333
Total Fixed Assets	2,913	3,333

Total Assets	$5,020	$4,948

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$9,577	$9,782
Customer Prepayments (Deferred Income)	825	-
Loan Payable (to Parent Company)	5,000	5,000
Note Payable - Related Party	22,132	-
Total Current Liabilities	$37,534	$14,782

Total Liabilities	$37,534	$14,782

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 66,599,350 shares issued and outstanding as of January 31, 2025 and 66,593,750 as of January 31, 2024	66,599	66,594
Additional Paid in Capital	4,750	-
Retained Earnings	(103,863)	(76,428)
Total Stockholders’ Equity	(32,514)	(9,834)

Total Liabilities and Stockholders’ Equity	$5,020	$4,948

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF OPERATIONS

For the years ended January 31, 2025 and 2024

	Year ended January 31, 2025	Year ended January 31, 2024

REVENUES	$33,563	$30,000
Cost of goods	-	-
Gross Profit	33,563	30,000

OPERATING EXPENSES

General and Administrative Expenses	(60,999)	(58,134)
TOTAL OPERATING EXPENSES	(60,999)	(58,134)

NET LOSS/INCOME FROM OPERATIONS	(27,436)	(28,134)

OTHER INCOME	-	6,010

NET LOSS BEFORE INCOME TAXES	(27,436)	(22,124)

PROVISION FOR INCOME TAXES	-	-

NET LOSS/INCOME	$(27,436)	$(22,124)

NET LOSS/INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	66,599,350	66,593,750

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended January 31, 2025 and 2024

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance, January 31, 2023	66,593,750	$66,594	$-	$(54,304)	$12,290
Net loss	-	-	-	(22,124)	(22,124)
Balance, January 31, 2024	66,593,750	$66,594	$-	$(76,428)	$(9,834)

Balance, January 31, 2024	66,593,750	$66,594	$-	$(76,428)	$(9,834)
Issuance of Common Stock Bonus Shares	5,600	6	4,750	-	4,756
Net loss	-	-	-	(27,436)	(27,436)
Balance, January 31, 2025	66,599,350	$66,599	$4,750	$(103,863)	$(32,514)

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CASH FLOWS

For the years ended January 31, 2025 and 2024

	Year ended January 31, 2025	Year ended January 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,436)	$(22,124)
Adjustments to reconcile net loss to net cash provided by operations:
Accounts Receivable from Related Party	1,416	(1,416)
Depreciation Expense	420	420
Accounts Payable	(205)	9,782
Customer Prepayments (Deferred Income)	825	-
Common Stock for Bonus Shares	4,756	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(20,224)	(13,338)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	-	-
Website	-	4,500
Accumulated Amortization	-	(4,500)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan Payable	-	(6,010)
Loan Payable (to Parent Company)	-	5,000
Note Payable – Related Party	22,132	-
CASH FLOWS FROM FINANCING ACTIVITIES	22,132	(1,010)

NET CHANGE IN CASH	1,908	(14,348)
Cash, beginning of period	199	14,547
Cash, end of period	$2,107	$199

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2025

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

2.GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company had $33,563 revenues for the year ended January 31, 2025.  The Company currently has income but has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2025.

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

Accounts Receivable and Expected Credit Loss

In accordance with ASC 326, "Measurement of Credit Losses on Financial Instruments", accounts receivable are recognized upon delivery of goods or services. The Company adopts the Current Expected Credit Loss (CECL) model, which necessitates the recognition of expected credit losses over the life of the asset. This model incorporates historical data, current conditions, and reasonable future forecasts. Accounts deemed uncollectible are written off against the allowance for doubtful accounts. As of January 31, 2025, the Company has assessed its accounts receivable for impairment under the CECL model and has made appropriate adjustments in line with GAAP standards.

Stock-Based Compensation

On November 6, 2024, Glidelogic Corp. filed a Form S-8 with the U.S. Securities and Exchange Commission (SEC) to announce the issuance of 2,000,000 shares of common stock as service shares. As of January 31, 2025, a total of 28 individuals have received 200 bonus shares each, amounting to an aggregate of 5,600 shares. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Fixed Assets

Equipment is stated at cost, net of accumulated depreciation. The cost of equipment is depreciated using the straight-line method over five years. Expenditures for maintenance and repairs are charged to expense as incurred. As of January 31, 2025, the website has been fully amortized. Additions, major renewals, and replacements that increase the equipment's useful life are capitalized. Equipment sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

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

Step 1: Identifying the contract(s) with the customer

Step 2: Identifying the performance obligation to satisfy the contract

Step 3: Determining the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Revenue recognition.

The Company's revenues are bifurcated into two categories: software and services including commission, bonuses, and rebates derived from providing such services. Revenues from software are recognized at a point-in-time as ownership is transferred to the customer at a distinct point in time, in accordance with the terms of the contract. For services, revenue is recognized over time as the services are rendered and milestones are achieved, pursuant to the terms specified in the service agreement. Revenue related to commissions, bonuses, and rebates is recognized after the end of the reporting quarter during which the related services are provided. The determination of such revenue amounts is contingent upon the aggregate transaction data for the completed quarter, such as the total amount spent by each client, the total GMV pertaining to the e-commerce activities, and the accomplishment of TikTok platform established tasks. As a result, these amounts are typically calculated and finalized in the subsequent quarter, or later, depending on the timing of data reconciliation and processing by the platform and its primary agency.

The Company shall not be liable for any failure to perform its obligations, whether related to software or services, if such failure is due to circumstances beyond its reasonable control. Any liability of the Company shall be limited to the total of all amounts paid by the customer for software and/or services under the contract.

Payment Terms: The Company plans to collect payment from customers prior to transferring ownership of the software and may require deposits from customers at the time an order is placed. When deposits are collected prior to transferring ownership of the software, the Company recognizes deferred revenue until the transfer is made. Similarly, for services, the Company may require an upfront retainer or periodic payments, as outlined in the service agreement. Any prepaid amounts for services will be recognized as deferred revenue until the services are rendered. The Company plans to collect payment from customers prior to transferring ownership of the software and may require deposits from customers at the time an order is placed. When deposits are collected prior to transferring ownership of the software, the Company recognizes deferred revenue until the transfer is made. Similarly, for services, the Company may require an upfront retainer or periodic payments, as outlined in the service agreement. Any prepaid amounts for services will be recognized as deferred revenue until the services are rendered. For commission, bonus, and rebate revenue, payments are typically received after the amounts are determined. Depending on the speed of processing by the paying party, the Company generally receives these payments in the quarter following the quarter in which the related services were provided.

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

As of January 31, 2025, the nonmonetary exchange invoice above is fully paid as depicted in the Accounts Receivable section of this report.

As the Company became a secondary agent for the TikTok advertisement placement, in October 2024, Glidelogic Corp. received $17,685.12 rebate from the primary agent for the advertisement of various clients’ placements on TikTok during Q2, 2024.

In November and December 2024, the Company received a total of $8,710.93 from A-Trans Logistics Corp for TikTok e-commerce AI-powered livestreaming services it provided. Additionally, as a TikTok Shop Partner (TSP), the Company earned $6,529.22 in commissions and bonuses from TikTok in FY 2025 for e-commerce activities, where it operated the hosting account and delivered AI-driven services for its clients.

Furthermore, as a TikTok Creators Network Partner, the Company received $626.46 in bonuses from TikTok in FY 2025 for its role in facilitating Live Entertainment activities through its hosting account.

During the fiscal year, the Company also received $11.33 as a testing deposit amount from its potential service provider.

Cost of Goods Sold

Cost of goods sold includes direct costs of selling items.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective and thus not disclosed here, accounting pronouncements and we do not believe any of those pronouncements will have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This update requires public companies, including single-reportable segment entities, to provide enhanced disclosures about significant segment expenses and other segment items. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company operates as a single-reportable segment and is currently evaluating the impact of this standard on its future disclosures.

Segment Reporting

The Company operates as a single operating and reportable segment. Management reviews financial performance and allocates resources on a consolidated basis. As such, the Company has determined that it operates as one reportable segment under ASC Topic 280, Segment Reporting.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2025 and 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

For the fiscal quarter ended April 30, 2024, the total loan offset amounts were $1,416 (as portrayed below).  Therefore, as of January 31, 2025, the Company had Accounts Receivable of $0 which resulted from the total loan offset amounts that are deemed as loan repayments to the STMLN Note Payable.

Accounts receivable due (nonmonetary exchange invoice amount)		$30,000
STMLN Note Payable due to (loan offset amounts from FY 2024)	$(28,584)

STMLN Note Payable due to (loan offset amounts from FY 2025)	(1,416)
Total Loan Offset Amounts for FY 2024 & FY 2025		(30,000)
A/R Net Due to Glidelogic Corp.		$-

As of January 31, 2025, the Accounts Receivable net due to the Company has been fully paid with the nonmonetary exchange invoice amount stated above.

5.FIXED ASSETS

	Equipment	Website	Total
Cost
As of January 31, 2024	$4,453	-	4,453
Additions	-	-	-
Disposals	-	-	-
As at January 31, 2025	$4,453	-	4,453

Depreciation
As of January 31, 2024	$(1,120)	-	(1,120)
Change for the period	(420)	-	(420)
As at January 31, 2025	$(1,540)	-	(1,540)

Net book value	$2,913	-	2,913

	Equipment	Website	Total
Cost
As at January 31, 2023	$4,453	4,500	8,953
Additions	-	-	-
Disposals	-	(4,500)	(4,500)
As at January 31, 2024	$4,453	-	4,453

Depreciation/Amortization
As at January 31, 2023	(700)	(4,500)	(5,200)
Change for the period	(420)	4,500	4.080
As at January 31, 2024	$(1,120)	-	(1,120)

Net book value	$3,333	-	3,333

6.RELATED PARTY TRANSACTIONS

In terms of related party transactions, Streamline and Glidelogic Corp. share the same ultimate controlling persons – Mr. Dapeng Ma and Mr. Yitian Xue. While they hold majority interest in Streamline, together they own 100% of Star Success Business, LLC, which owns 75% of Glidelogic’s interest.

Thus, the related party transactions are as follows:

a.For the fiscal year ended January 31, 2025, Streamline USA, Inc. loaned to Glidelogic Corp. a few different times.

1.In March $3,200 was loaned to Glidelogic Corp.

2.In April, an additional $1,000 was loaned to Glidelogic Corp.

3.In July, an additional $5,755 was loaned to Glidelogic Corp.  This amount consists of 2 instances occurring on July 11, 2024: $2,755 & $3,000 respectively.

4.In October a total of $2,716 was loaned to Glidelogic Corp. This amount consists of 2 different amounts on 2 different dates. The first amount was $666 loaned on October 9, 2024. The second amount was $2,050 loaned on October 28, 2024.

Thus, as of fiscal year end January 31, 2025, the STMLN total Loan Amount increased to $12,671 for a short term.

As for the loan repayment activity, as of the fiscal year ended January 31, 2025, the STMLN Loan was partially paid on 03/21/2024 with the remaining portion of the nonmonetary exchange invoice amount of $1,416 depicted in the Accounts Receivable section. Furthermore, during the fiscal year ended January 31, 2025, two (2) loan payback payments were made. The first (1st) loan payback payment was for $10,589 on October 29, 2024. The second (2nd) loan payback payment was for $666 on October 31, 2024. These two (2) loans payback payments settled the loan in its entirety. The following tables depict the breakdown of the payoff:

FY 2025 Total Note Payable to STMLN	$12,671
Paid on 03/21/2024 by the remaining portion of the nonmonetary exchange invoice amount from A/R)	(1,416)
Sub-total of STMLN Note Payable as of 04/30/2024	$11,255
Loan Payback Payment made on 10/29/2024	(10,589)
Loan Payback Payment made on 10/31/2024	(666)
Total STMLN Note Payable as of 01/31/2025	$0.00

Date	Details	Amount	Int. Accrue Starting
2024/03/21	Loan to GDLG	$3,200.00	2025/02/01
2024/03/21	Loan to GDLG	($1,416.23)	2025/02/01
2024/04/08	Loan to GDLG	$1,000.00	2025/02/01
2024/07/11	Loan to GDLG	$2,755.00	2025/02/01
2024/07/11	Loan to GDLG	$3,000.00	2025/02/01
2024/10/09	Loan to GDLG	$666.25	2025/02/01
2024/10/28	Loan to GDLG	$2,050.00	2025/02/01
2024/10/29	Loan to GDLG	($10,588.77)	2025/02/01
2024/10/31	Loan to GDLG	($666.25)	2025/02/01

Total Loan Amount as of 01/31/2025		$0.00

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

However, as of fiscal year January 31, 2025, the balance of this loan is $0.

b.As of fiscal year ended January 31, 2025, Mr. Dapeng Ma (director of the Company) loaned $5,000 to the Company as listed below:

Date	Details	Amount	Int. Accrue Starting
2024/04/30	Loan to GDLG	$500.00	2025/02/01
2024/09/16	Loan to GDLG	$1,000.00	2025/02/01
2024/10/01	Loan to GDLG	$3,000.00	2025/02/01
2024/10/29	Loan to GDLG	($4,500.00)	2025/02/01
2024/11/14	Loan to GDLG	$5,000.00	2025/02/01
Total Loan Amount as of 01/31/2025		$5,000.00

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

For the fiscal year ended January 31, 2025, Mr. Dapeng Ma (director of the Company) loaned a total of $9,500 to the Company. A portion of $4,500 was paid off during the year and as of the fiscal year ending January 31, 2025, the balance of this loan is $5,000.

c.As of fiscal year ended January 31, 2025, Mr. Yitian Xue (director of the Company) loaned $17,132 to the Company as listed below:

Date	Details	Amount	Int. Accrue Starting
2024/04/30	Loan to GDLG	$165.00	2025/02/01
2024/05/01	Loan to GDLG	$11,865.00	2025/02/01
2024/05/20	Loan to GDLG	$602.00	2025/02/01
2024/05/20	Loan to GDLG	$500.00	2025/02/01
2024/06/12	Loan to GDLG	$3,500.00	2025/02/01
2024/07/03	Loan to GDLG	$500.00	2025/02/01

Total Loan Amount as of 01/31/2025		$17,132.00

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

As of January 31, 2025, the balance of the loan remains at $17,132 as there has been no payments made.

d.As of January 31, 2025, Parent company Star Success Business, LLC (SSB) still has an inter-company loan agreement with Glidelogic Corp (GDLG). The total principal loan amount from SSB to GLDG is $5,000 as shown in the table below:

Date	Details	Amount	Int. Accrue Starting
2023/10/10	Loan to GDLG	$3,000.00	2025/02/01
2023/10/16	Loan to GDLG	$2,000.00	2025/02/01

Total Loan Amount as of 01/31/2025		$5,000.00

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

As of January 31, 2025, the balance remains at $5,000 as there has been no payments made.

7.COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. In August 2023, the company effected 25 to 1 forward stock split of its common stock. Currently there are 66,599,350 shares of common stock issued and outstanding.

On November 6, 2024, Glidelogic Corp. filed a Form S-8 with the U.S. Securities and Exchange Commission (SEC) to announce the issuance of 2,000,000 shares of common stock as service shares. As of January 31, 2025, a total of 28 individuals has each received 200 bonus shares, amounting to an aggregate of 5,600 shares. The total cost basis of these shares is $4,756, determined based on the fair market value of the stock on the respective grant dates.

There were 66,599,350 shares of common stock issued and outstanding as of January 31, 2025.

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

9.INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of January 31, 2025 the Company had net operating loss carry forwards of approximately $65,820 that may be available to reduce future years’ taxable income in varying amounts indefinitely.

Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at January 31, 2025 was approximately $13,822. The net change in valuation allowance from January 31, 2024 through January 31, 2025 was $5,762. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of January 31, 2025. All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	January 31, 2025	January 31, 2024
Non-current deferred tax assets:
Net operating loss carry forward	$(65,820)	$(38,384)
Valuation allowance	$65,820	$38,384
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended January 31, 2025, as follows:

	January 31, 2025	January 31, 2024
Computed “expected” tax expense (benefit)	$(5,762)	$(4,646)
Change in valuation allowance	$5,762	$4,646
Actual tax expense (benefit)	$-	$-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

10.  SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to January 31, 2025, through April 25, 2025. The Company has determined that it incurred the following loan-related activities after January 31, 2025:

On February 12, 2025, Mr. Dapeng Ma provided a $2,000 loan to the Company then another $200 on April 22, 2025 via bank transfer, increasing the Company's Loan Payable to Mr. Ma to $7,200.

On February 20 and February 24, 2025, the Company made partial repayments totaling $1,720 to Mr. Yitian Xue, then on March 17, 2025, Mr. Xue paid a $7,500 business expense on Glidelogic’s behalf, followed by a bank transfer of $200 to Glidelogic on March 18. On April 1, April 9, and April 10, Mr. Xue paid general marketing cost on the Company’s behalf totaling $1,350. Furthermore, on April 14, Mr. Xue paid $16,045 including bank wire fee on behalf of the Company for its OTCQB Annual fee, followed by $500 paid for Glidelogic’s press release on April 21, 2025, and $7,500 paid for Glidelogic’s business expense on April 22, 2025, increasing the Company’s Loan Payable to Mr. Xue to $48,507.

On February 28, 2025, Streamline transferred $100, then another transfer of $600 to Glidelogic on March 18, 2025 to support its operations, resulting in a Loan Payable to Streamline of $700.

On February 1, 2025, Glidelogic executed separate Loan Agreement Amendments with Star Success Business, Streamline, Dapeng Ma, and Yitian Xue, extending the maturity date of each loan to January 31, 2026. Under the amended terms, all outstanding loans will remain interest-free until January 31, 2026. Thereafter, a simple annual interest rate of 3% will apply, calculated on a 365-day year basis. Interest will begin accruing from February 1, 2026, until the loan is repaid. The terms may be renegotiated upon mutual agreement.

Additionally, on April 16, 2025, Glidelogic GDLG has advanced from OTC PINK to OTCQB, the OTC Markets Group’s Venture Market tier. This upgrade is expected to enhance the Company's market visibility, improve liquidity, and increase investor confidence by meeting the higher reporting and governance standards required for OTCQB-listed companies. The uplisting marks an important step in Glidelogic’s growth strategy and aligns with its commitment to greater transparency and shareholder value.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2025, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.We do not maintain adequate overall internal control – As of January 31, 2025, we did not maintain adequate overall internal control over financial reporting due to insufficient segregation of duties and a lack of appropriate oversight over accounting and reporting functions. These deficiencies resulted from having a limited number of personnel involved in financial processes, increasing the risk that material misstatements could occur and not be prevented or detected in a timely manner.

3.We did not implement appropriate information technology controls – As at January 31, 2025, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2025 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the quarter ended January 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FAMILY RELATIONSHIPS

There are no family relationships among any of our directors, executive officers, or significant employees.

PROMOTERS

Mr. Dapeng Ma and Mr. Yitian Xue may be deemed promoters of the Company under applicable SEC rules, due to their roles in acquiring control of the Company, organizing its current business operations, and providing financial support through related-party loans.

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

Item 11. Executive Compensation

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years of 2025 and 2024:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Dapeng Ma President, Board Chairman	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Yitian Xue Director, Treasurer, Secretary, CEO, CFO	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

DIRECTOR COMPENSATION

The following table sets forth director compensation for the fiscal years ended January 31, 2025 and January 31, 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)
Dapeng Ma
2025 2024	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Yitian Xue
2025 2024	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

We have not compensated our officer and director for their service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 31, 2025 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Dapeng Ma 102 Swift, Irvine CA 92618	25,000,000 shares of common stock (indirect)	37.54%
Common Stock	Yitian Xue 1058 W. 22nd St. Upland, CA 91784	25,000,000 shares of common stock (indirect)	37.54%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of January 31, 2025, there were 66,599,350 shares of our common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions

As of January 31, 2025, we issued a total of 50,000,000 shares of restricted common stock to Star Success Business LLC. Star Success Business LLC is 100% owned by Dapeng Ma and Yitian Xue, who are the directors and executive officers of our company.

In fiscal year ended January 31, 2024, after acquiring the controlling shares from the previous sole officer and director Daniella Strygina, Star Success Business LLC made interest-free loan to Glidelogic Corp for daily operation purposes as its parent company.   Star Success Business will be repaid from revenues of operations if and when the Company generate revenues to pay the obligation. There is no assurance that the Company will ever generate revenues from its operations. The loan was documented in a loan agreement and the terms are renegotiable for renewal. As of January 31, 2025, $5,000 remains as loan payable to Star Success Business LLC. No repayment has been made as of January 31, 2025.

Streamline USA, Inc., a related company to Glidelogic Corp through ultimate beneficiary owners of Dapeng Ma and Yitian Xue, also made loans to the Company to support the daily operations. Per agreement, full amount of the loan made before the end of January 31, 2024 was offset by a consulting service that Glidelogic Corp provided Streamline USA, Inc during fiscal year 2024. In fiscal year 2025, Streamline made additional loan to the Company, part of the loan was offset by the remaining consulting service fee charge by Glidelogic, and the rest of the loan was paid off and as of January 31, 2025, there is no Loan Payable to Streamline.

During fiscal year 2024, as one of the Company’s ultimate beneficiary owners, Mr. Dapeng Ma made interest-free loan to Glidelogic Corp for daily operation purposes. Mr. Ma will be repaid from revenues of operations if and when we generate revenues to pay the obligation. There is no assurance that the Company will ever generate revenues from its operations. The loan was documented in a loan agreement and the terms are renegotiable for renewal. As of January 31, 2025, $5,000 remains as loan payable to Mr. Ma.

In addition, during fiscal year 2024, as one of the Company’s ultimate beneficiary owners, Mr. Yitian Xue made interest-free loan to Glidelogic Corp for daily operation purposes. Mr. Xue will be repaid from revenues of operations if and when we generate revenues to pay the obligation. There is no assurance that the Company will ever generate revenues from its operations. The loan was documented in a loan agreement and the terms are renegotiable for renewal. As of January 31, 2025, $17,131.51 remains as loan payable to Mr. Xue.

Item 14. Principal Accountant Fees and Services

During fiscal year ended January 31, 2025, we remitted $26,114 in fees to our principal independent accountants for professional services rendered in connection with the audit of our January 31, 2025 financial statements, reviews of our financial statements for the quarters ended April 30, 2024, July 31, 2024 and October 31, 2024 and audit consent issued for the Company’s Form S-8.

Fees	2025	2024
Audit Fees	$26,114	$18,530
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$26,114	$18,530

PART IV

Item 15. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2

Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Culver City, California, on April 25, 2025.

GLIDELOGIC CORP.

By:	/s/	Yitian Xue
	Name:	Yitian Xue
	Title:	Chief Executive Officer / Chief Financial Officer