Form 10-Q
period 2025-04-30
Glidelogic Corp.
filed 2025-06-13
CIK 1848672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2025

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

8275 S. Eastern Ave. Suite 200-#406
Las Vegas, Nevada 89123
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

Yes ☐      No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 66,599,350 common shares issued and outstanding as of June 13, 2025.

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

GLIDELOGIC CORP.

BALANCE SHEETS

As of April 30, 2025 (Unaudited) and January 31, 2025 (Audited)

	April 30, 2025 (Unaudited)	January 31, 2025 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$49	$2,107
Prepaid Expense	13,350	-
Total Current Assets	13,399	2,107

Fixed Assets
Equipment, net	2,808	2,913
Total Fixed Assets	2,808	2,913

Total Assets	$16,207	$5,020

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$1,100	$9,577
Customer Prepayments (Deferred Income)	825	825
Loan Payable (to Parent Company)	5,000	5,000
Note Payable – Related Party	56,686	22,132
Total Current Liabilities	63,611	37,534

Total Liabilities	63,611	37,534

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 66,599,350 shares issued and outstanding as of April 30, 2025, and 66,599,350 as of January 31, 2025	66,599	66,599
Additional Paid in Capital	4,750	4,750
Retained Earnings	(118,753)	(103,863)
Total Stockholders’ Equity	(47,404)	(32,514)

Total Liabilities and Stockholders’ Equity	$16,207	$5,020

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF OPERATIONS

For the three months April 30, 2025 and 2024 (Unaudited)

	For the three months ended April 30, 2025	For the three months ended April 30, 2024

REVENUES	$77	$32
Cost of goods	-	-
Gross Profit	77	32

OPERATING EXPENSES

General and Administrative Expenses	(14,967)	(6,891)
TOTAL OPERATING EXPENSES	(14,967)	(6,891)

NET LOSS/INCOME FROM OPERATIONS	(14,890)	(6,859)

OTHER INCOME	-	-

NET LOSS BEFORE INCOME TAXES	(14,890)	(6,859)

PROVISION FOR INCOME TAXES	-	-

NET LOSS/INCOME	$(14,890)	$(6,859)

NET LOSS/INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	66,599,350	66,593,750

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended April 30, 2025 and 2024 (Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity (Deficit)

Balance, January 31, 2024	66,593,750	$66,594	$-	$(76,428)	$(9,834)
Net loss for the three months ended April 30, 2024	-	-	-	(6,859)	(6,859)
Balance, April 30, 2024	66,593,750	$66,594	$-	$(83,287)	$(16,693)

Balance, January 31, 2025	66,599,350	$66,599	$4,750	$(103,863)	$(32,514)
Net loss for the three months ended April 30, 2025	-	-	-	(14,890)	(14,890)
Balance, April 30, 2025	66,599,350	$66,599	$4,750	$(118,753)	$(47,404)

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CASH FLOWS

For the three months ended April 30, 2025 and 2024 (Unaudited)

	For the three months ended April 30, 2025	For the three months ended April 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,890)	$(6,859)
Adjustments to reconcile net loss to net cash provided by operations:
Accounts Payable	(8,477)	2,583
Accounts Receivable from Related Party	-	1,416
Depreciation Expense	105	105
Prepaid Expense	(13,350)	-
SLI Loan Payable	-	2,784
CASH FLOWS PROVIDE BY/USED IN OPERATING ACTIVITIES	(36,612)	29

CASH FLOWS FROM INVESTING ACTIVITIES
CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Note Payable – Related Party	34,554	665
CASH FLOWS FROM FINANCING ACTIVITIES	34,554	665

NET CHANGE IN CASH	(2,058)	694
Cash, beginning of period	2,107	199
Cash, end of period	$49	$893

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

As at April 30, 2025 (Unaudited)

1.ORGANIZATION AND NATURE OF BUSINESS

GLIDELOGIC CORP. (“the Company”) was incorporated in the State of Nevada on December 11, 2020. The Company is a diversified software development and consulting firm specializing in the development of AI-based software, financial technologies (fintech) software, and blockchain technologies related software solutions. Additionally, the Company offers consulting services to business customers and retail customers for these three areas as well. As of April 30, 2025, the Company's principal office is located at 11264 Playa Court, Culver City, California, United States. The Company engages with customers and vendors both within and outside of the United States.

2.GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company had $77 revenues for the three months ended April 30, 2025. The Company has had income in current year but has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. Considering management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with GAAP and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2025, and not indicative of future results.

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

Reclassification of Prior Period Amounts

During the current quarter, the Company identified rounding-related inconsistencies in previously reported amounts within the Statement of Changes in Stockholders’ Equity. To improve internal consistency and presentation accuracy, certain immaterial adjustments were made between Additional Paid-in Capital and Retained Earnings. These reclassifications did not affect total stockholders’ equity, net income, or cash flows for any period presented.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2025.

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

Accounts Receivable and Expected Credit Loss

In accordance with ASC 326, "Measurement of Credit Losses on Financial Instruments", accounts receivable are recognized upon delivery of goods or services. The Company adopts the Current Expected Credit Loss (CECL) model, which necessitates the recognition of expected credit losses over the life of the asset. This model incorporates historical data, current conditions, and reasonable future forecasts. Accounts deemed uncollectible are written off against the allowance for doubtful accounts. As of April 30, 2025, the Company has assessed its accounts receivable for impairment under the CECL model and has made appropriate adjustments in line with GAAP standards.

Stock-Based Compensation

On November 6, 2024, Glidelogic Corp. filed a Form S-8 with the U.S. Securities and Exchange Commission (SEC) to announce the issuance of 2,000,000 shares of common stock as service shares. As of April 30, 2025, a total of 28 individuals have received 200 bonus shares each, amounting to an aggregate of 5,600 shares. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

As for Nonmonetary Exchange Contracts, the Company accepts barter contracts and recognizes any revenue originating from such contracts, whether related to software or services, if a barter agreement is made between both parties.

Cost of Goods Sold

Cost of goods sold includes direct costs of selling items.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective and thus not disclosed here, accounting pronouncements and we do not believe any of those pronouncements will have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This update requires public companies, including single-reportable segment entities, to provide enhanced disclosures about significant segment expenses and other segment items. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company operates as a single-reportable segment.

Segment Reporting

The Company operates as a single operating and reportable segment. Management reviews financial performance and allocates resources on a consolidated basis. As such, the Company has determined that it operates as one reportable segment under ASC Topic 280, Segment Reporting.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

4.FIXED ASSETS

	Equipment	Website	Total
Cost
As of January 31, 2025	$4,453	-	4,453
Additions	-	-	-
Disposals	-	-	-
As of April 30, 2025	$4,453	-	4,453

Depreciation
As of January 31, 2025	$(1,540)	-	(1,540)
Change for the period	(105)	-	(105)
As of April 30, 2025	$(1,645)	-	(1,645)

Net book value	$2,808	-	2,808

	Equipment	Website	Total
Cost
As of January 31, 2024	$4,453	-	4,453
Additions	-	-	-
Disposals	-	-	-
As of January 31, 2025	$4,453	-	4,453

Depreciation
As of January 31, 2024	$(1,120)	-	(1,120)
Change for the period	(420)	-	(420)
As of January 31, 2025	$(1,540)	-	(1,540)

Net book value	$2,913	-	2,913

5.RELATED PARTY TRANSACTIONS

In terms of related party transactions, Streamline and Glidelogic Corp. share the same ultimate controlling persons – Mr. Dapeng Ma and Mr. Yitian Xue. While they hold majority interest in Streamline, together they own 100% of Star Success Business, LLC (SSB), which owns 75% of Glidelogic’s interest.

On February 1, 2025, Glidelogic executed separate Promissory Note Amendments with Streamline, Dapeng Ma, Yitian Xue, and Star Success Business extending the maturity date of each loan to January 31, 2026. Under the amended terms, all outstanding loans will remain interest-free until January 31, 2026. Thereafter, a simple annual interest rate of 3% will apply, calculated on a 365-day year basis. Interest will begin accruing from February 1, 2026, until the loan is repaid. The terms may be renegotiated upon mutual agreement.

The related party transactions are as follows:

1)For the three months ended April 30, 2025, Streamline USA, Inc. loaned $800 to the Company within the fiscal quarter as depicted below. Since GDLG had no Note Payable balance to Streamline as of

January 31, 2025, for the three months ended April 30, 2025, the Streamline Note Payable balance is $800, no repayment was made during this period.

Date	Details	Amount	Int. Accrue Starting
2025/02/28	Loan to GDLG	$100.00	2026/02/01
2025/03/14	Loan to GDLG	$100.00	2026/02/01
2025/03/18	Loan to GDLG	$600.00	2026/02/01

Total Loan Amount as of 04/30/2025		$800.00

2)For the three months ended April 30, 2025, Mr. Dapeng Ma (director of the Company) loaned $2,200 to the Company as depicted below. With the $5,000 Note Payable balance to Mr. Ma on January 31, 2025, the total Note Payable to Mr. Ma is $7,200 as of April 30, 2025, no repayment was made during this period.

Date	Details	Amount	Int. Accrue Starting
2024/04/22	Loan to GDLG	$500.00	2026/02/01
2024/09/16	Loan to GDLG	$1,000.00	2026/02/01
2024/10/01	Loan to GDLG	$3,000.00	2026/02/01
2024/10/29	Loan to GDLG	($4,500.00)	2026/02/01
2024/11/14	Loan to GDLG	$5,000.00	2026/02/01
2025/02/12	Loan to GDLG	$2,000.00	2026/02/01
2025/04/22	Loan to GDLG	$200.00	2026/02/01

Total Loan Amount as of 04/30/2025		$7,200.00

3)For the three months ended April 30, 2025, Mr. Yitian Xue (director of the Company) loaned $33,274 to the Company as depicted below. The Company also made a total of $1,720 loan repayment to Mr. Xue during this period. Thus, with the $17,132 Note Payable balance to Mr. Ma on January 31, 2025, the total Note Payable to Mr. Xue is $48,686 as of April 30, 2025.

Date	Details	Amount	Int. Accrue Starting
2024-04-30	Loan to GDLG	$165.00	2026-02-01
2024-05-01	Loan to GDLG	$11,865.00	2026-02-01
2024-05-20	Loan to GDLG	$602.00	2026-02-01
2024-05-20	Loan to GDLG	$500.00	2026-02-01
2024-06-12	Loan to GDLG	$3,500.00	2026-02-01
2024-07-03	Loan to GDLG	$500.00	2026-02-01
2025-02-20	Loan to GDLG	($800.00)	2026-02-01
2025-02-24	Loan to GDLG	($320.00)	2026-02-01
2025-02-24	Loan to GDLG	($600.00)	2026-02-01
2025-03-17	Loan to GDLG	$7,500.00	2026-02-01
2025-03-18	Loan to GDLG	$200.00	2026-02-01
2025-04-01	Loan to GDLG	$900.00	2026-02-01
2025-04-09	Loan to GDLG	$250.00	2026-02-01
2025-04-10	Loan to GDLG	$200.00	2026-02-01
2025-04-14	Loan to GDLG	$16,045.00	2026-02-01
2025-04-21	Loan to GDLG	$500.00	2026-02-01
2025-04-21	Loan to GDLG	$7,500.00	2026-02-01
2025-04-29	Loan to GDLG	$15.00	2026-02-01
2025-04-29	Loan to GDLG	$164.00	2026-02-01

Total Loan Amount as of 04/30/2025		$48,686.00

4)As of April 30, 2025, Parent company Star Success Business, LLC still has an inter-company loan agreement with GDLG. The total principal loan amount from SSB to GLDG is $5,000 as shown in the table below, no repayment was made during this period.

Date	Details	Amount	Int. Accrue Starting
2023/10/10	Loan to GDLG	$3,000.00	2026-02-01
2023/10/16	Loan to GDLG	$2,000.00	2026-02-01

Total Loan Amount as of 04/30/2025		$5,000.00

6.COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized, which is the result of the Company’s 25 to 1 forward stock split of its common stock effective in August, 2023.

On November 6, 2024, the Company filed a Form S-8 with the U.S. Securities and Exchange Commission (SEC) to announce the issuance of 2,000,000 shares of common stock as service shares. As of April 30, 2025, a total of 28 individuals has each received 200 bonus shares, amounting to an aggregate of 5,600 shares.  The total cost basis of these shares is $4,756, determined based on the fair market value of the stock on the respective grant dates.

As of April 30, 2025, there were 66,599,350 shares of common stock issued and outstanding.

7.COMMITMENTS AND CONTINGENCIES

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable (if any). No such event or amounts have been accrued in the financial statements with respect to any litigation or other claim matters.

8.INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of April 30, 2025, the Company had net operating loss carry forwards of approximately $80,710 that may be available to reduce future years’ taxable income in varying amounts indefinitely. Future tax benefits which may arise because of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The income tax valuation allowance as of April 30, 2025, was approximately $16,949. The net change in income tax valuation allowance from January 31, 2025, through April 30, 2025, was $3,127. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2025. All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	April 30, 2025	January 31, 2025
Non-current deferred tax assets:
Net operating loss carry forward	$(80,710)	$(65,820)
Valuation allowance	$80,710	$65,820
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% does not differ from the expected tax benefit for the three months ended April 30, 2025, as follows:

	April 30, 2025	January 31, 2025
Computed “expected” tax expense (benefit)	$(3,127)	$(5,762)
Change in valuation allowance	$3,127	$5,762
Actual tax expense (benefit)	$-	$-

The related deferred tax benefits for the above unused tax losses have not been fully recognized as it is not reasonably certain that they will be realized. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

9.SUBSEQUENT EVENTS

Effective May 1, 2025, the Company relocated its principal executive office from 11264 Playa Court, Culver City, California 90230 to 8275 S. Eastern Ave., Suite 200-#406, Las Vegas, Nevada 89123. The Company was originally incorporated in Nevada, and this relocation aligns its executive office with its state of incorporation. The move was part of a broader effort to optimize operational efficiency and may result in reduced state-level tax obligations, as Nevada does not impose a corporate income tax.

On May 2, 2025, Mr. Yitian Xue provided $1,200 loan to Glidelogic via bank transfer, then on May 30, 2025, he paid $64 on behalf of GDLG in support of its operation, increasing Mr. Xue’s total loan to GDLG to $49,950.

On May 19, 2025, Mr. Dapeng Ma provided $1,000 loan, then another $300 and $800 on May 30 and June 3, 2025 respectively to Glidelogic via bank transfer in support of its operation, increasing Mr. Ma’s total loan to GDLG to $9,300.

On May 27, 2025, the Company processed a refund of $825 to A-Trans Logistics Corp in connection with the settlement of previously recorded deferred revenue related to unused service fees. The refund was made in accordance with the client’s instructions and represents full satisfaction of the related liability.

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

DESCRIPTION OF BUSINESS

GENERAL

Our company is a diversified software development and consulting firm, pushing the frontiers of technological innovation in Artificial Intelligence (“AI”), financial technologies (“FinTech”), and blockchain. We offer consulting services for these three areas as well. As of April 30, 2025, our business address is 11264 Playa Court, Culver City, CA 90230. In May, our business address is moved to 8275 S. Eastern Ave., Suite 200-#406, Las Vegas, Nevada 89123. Our phone number is (310) 397-2300. We expect we may fail to achieve profitability which may result in ceasing operations due to lack of funding.

AI Solutions and Entertainment Marketing:

The Company is currently focusing its AI efforts on core technological capabilities such as algorithm development, programming, inference, and creative writing. These AI solutions are designed to serve multiple industries, including e-commerce, academic research, and entertainment. A key initiative is the development of proprietary AI software platforms, such as ResearchMind™—an AI-powered academic research assistant that identifies research gaps, generates proposals, and supports cross-disciplinary innovation. Additionally, the Company is developing tools for AI-assisted creative writing tailored to professional applications such as scriptwriting and long-form narratives. These initiatives reflect the Company’s shift toward building standalone AI solutions that support intellectual productivity and content generation.

Previously, the Company also utilized AI to assist with content and influencer strategy in TikTok-based marketing services, including live-stream script creation and short-form video production. While these efforts contributed to initial revenue generation, they are no longer the primary focus of the Company’s AI strategy.

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

REVENUE

The Company’s plan for revenue is as such:

AI Revenue:

The Company’s AI-related revenue in the current period is derived from two primary sources: the ResearchMind platform and custom AI solutions for professional writing and content development. ResearchMind supports academic institutions and researchers by offering automated literature analysis and proposal generation, which has led to early sales through beta-testing partnerships. Additionally, the Company provides AI-driven creative writing support tools, generating service revenue from clients in the media, publishing, and e-commerce content sectors.

The company’s recent revenue was also derived from AI-assisted marketing services offered to cross-border e-commerce clients on TikTok, such as influencer selection, ad placement consulting, and live-stream scriptwriting. These engagements were conducted under the Company’s former status as a TikTok Affiliate Partner and secondary advertising agency. Such activities now comprise a minimal portion of the Company’s AI revenue.

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

AI Marketing:

The Company markets its AI products through direct outreach to academic institutions, creative studios, and e-commerce service providers. ResearchMind, in particular, has been introduced via invitation-only pilot programs, with further expansion expected through academic partnerships and conference participation. For creative writing tools, marketing efforts focus on building relationships with media production teams, content creators, and publishing professionals.

The Company has previously marketed AI-supported services through the TikTok ecosystem and affiliated KOL networks. While this generated early brand awareness, the current marketing strategy emphasizes direct promotion of Glidelogic’s proprietary AI platforms

FinTech Marketing:

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

AI Competitive Environment:

Glidelogic operates in a rapidly evolving AI landscape, competing with both large-scale general AI providers and niche solution developers. The Company differentiates itself by focusing on domain-specific applications—particularly in research ideation and professional creative writing—where the need for iterative reasoning and structured output aligns with its technology strengths.

While the Company acknowledges that competition in foundational model development and infrastructure scalability remains a challenge, its strategic emphasis on tailored applications and cross-industry adaptability provides a defensible niche.

The Company also leveraged partnerships with platforms such as TikTok to gain early entry into the AI-for-marketing space. Although this provided initial traction, the Company now focuses its competitive position on standalone AI products and services that offer higher value-add and independence from third-party ecosystems.

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

OFFICES

As of April 30, 2025, the Company’s principal executive office is located at 11264 Playa Court, Culver City, California 90230. Effective May 1, 2025, the Company relocated its principal executive office to 8275 S. Eastern Ave., Suite 200-#406, Las Vegas, Nevada 89123.

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

RESULTS OF OPERATIONS

As of the end of Q1 2025, Glidelogic has made $75 of revenue from the sale of ResearchMind’s report generating code.

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

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2025, our total assets were $16,207. Total assets were comprised of $13,399 in current assets and $2,808 in fixed assets.

At April 30, 2025, our current liabilities were $63,611 and our stockholders’ equity was ($47,404).

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended April 30, 2025 net cash flows used from operating activities was $36,612.

For the three months ended April 30, 2024 net cash flows provided by operating activities was $29.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended April 30, 2025 we have generated $0 in investing activities.

For the three months ended April 30, 2024 we have generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended April 30, 2025 net cash flows provided by financing activities was $34,554.

For the three months ended April 30, 2024 net cash flows provided by financing activities was $665.

Our cash flow change in Q1 is an improvement from prior quarters but it still relied on the Company’s controlling shareholders and related party loans which were mostly paid off by the end of the fiscal quarter. Due to the passage of new legislation and the changing business environment in Brazil, the Company is transitioning into providing consulting services to cross-border e-commerce payment service providers. Additionally, the Company offers custom software development and white-label solution services.

In August 2023, the company effected a 25 to 1 forward stock split of its common stock that was applied retrospectively.

For FYE 2025, a total of 28 individuals have received 200 bonus shares each, amounting to an aggregate of 5,600 shares. The total cost basis of these shares is $4,756, determined based on the fair market value of the stock on the respective grant dates. This transaction was recognized as an expense on the income statement but did not impact the Company's cash flow, as it was a non-cash equity issuance. No service shares were issued during the first fiscal quarter, therefore as of April 30, 2025, there were a total of 66,599,350 shares of common stock issued and outstanding.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, Nevada, on June 13, 2025.

GLIDELOGIC CORP.

By:	/s/ Yitian Xue
	Name:	Yitian Xue
	Title:	Chief Executive Officer / Chief Financial Officer