Form 10-Q
period 2025-07-31
Glidelogic Corp.
filed 2025-09-05
CIK 1848672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2025

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

Yes ☐      No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 66,599,350 common shares issued and outstanding as of September 5, 2025.

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

GLIDELOGIC CORP.

BALANCE SHEETS

As of July 31, 2025, (Unaudited) and January 31, 2025 (Audited)

	July 31, 2025 (Unaudited)	January 31, 2025 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$2,149	$2,107
Prepaid Expense	9,345	-
Total Current Assets	11,494	2,107

Fixed Assets
Equipment, net	2,703	2,913
Total Fixed Assets	2,703	2,913

Total Assets	$14,197	$5,020

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$2,109	$9,577
Customer Prepayments (Deferred Income)	-	825
Loan Payable (to Parent Company)	5,000	5,000
Note Payable – Related Party	77,522	22,132
Total Current Liabilities	84,631	37,534

Total Liabilities	84,631	37,534

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 66,599,350 shares issued and outstanding as of July 31, 2025, and 66,599,350 as of January 31, 2025	66,599	66,599
Additional Paid in Capital	4,750	4,750
Retained Earnings	(141,783)	(103,863)
Total Stockholders’ Equity	(70,434)	(32,514)

Total Liabilities and Stockholders’ Equity	$14,197	$5,020

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF OPERATIONS

For the three months and six months ended July 31, 2025, and 2024 (Unaudited)

	For the three months ended July 31, 2025	For the three months ended July 31, 2024	For the six months ended July 31, 2025	For the six months ended July 31, 2024

REVENUES	$-	$1,356	$77	$1,388
Cost of goods	-	-	-	-
Gross Profit	-	1,356	77	1,388

OPERATING EXPENSES
General and Administrative Expenses	(23,030)	(13,242)	(37,997)	(20,132)
TOTAL OPERATING EXPENSES	23,030	13,242	37,997	20,132

NET (LOSS)/INCOME FROM OPERATIONS	(23,030)	(11,886)	(37,920)	(18,745)

OTHER INCOME/EXPENSE	-	-	-	-

NET (LOSS)/INCOME BEFORE INCOME TAXES	(23,030)	(11,886)	(37,920)	(18,745)

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS)/INCOME	$(23,030)	$(11,886)	$(37,920)	$(18,745)

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.0)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	66,599,350	66,593,750	66,599,350	66,593,750

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months and six months ended July 31, 2025, and 2024 (Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity (Deficit)

Balance, April 30, 2024	66,593,750	$66,594	$-	$(83,287)	$(16,693)
Net loss for the three months ended July 31, 2024	-	-	-	(11,886)	(11,886)
Balance, July 31, 2024	66,593,750	$66,594	$-	$(95,173)	$(28,579)

Balance, April 30, 2025	66,599,350	$66,599	$4,750	$(118,753)	$(47,404)
Net loss for the three months ended July 31, 2025	-	-	-	(23,030)	(23,030)
Balance, July 31, 2025	66,599,350	$66,599	$4,750	$(141,783)	$(70,434)

Balance, January 31, 2024	66,593,750	$66,594	$-	$(76,428)	$(9,834)
Net loss for the six months ended July 31, 2024	-	-	-	(18,745)	(18,745)
Balance, July 31, 2024	66,593,750	$66,594	$-	$(95,173)	$(28,579)

Balance, January 31, 2025	66,599,350	$66,599	$4,750	$(103,863)	$(32,514)
Net loss for the six months ended July 31, 2025	-	-	-	(37,920)	(37,920)
Balance, July 31, 2025	66,599,350	$66,599	$4,750	$(141,783)	$(70,434)

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CASH FLOWS

For the six months ended July 31, 2025, and 2024 (Unaudited)

	For the six months ended July 31, 2025	For the six months ended July 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,920)	$(18,745)
Adjustments to reconcile net loss to net cash provided by operations:
Accounts Payable	(7,469)	(8,232)
Accounts Receivable from Related Party	-	1,416
Customer Prepayments (Deferred Income)	(825)	-
Depreciation Expense	210	210
Prepaid Expense	(9,345)	-
CASH FLOWS PROVIDE BY/USED IN OPERATING ACTIVITIES	(55,349)	(25,351)

CASH FLOWS FROM INVESTING ACTIVITIES
CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Note Payable – Related Party	55,391	26,171
CASH FLOWS FROM FINANCING ACTIVITIES	55,391	26,171

NET CHANGE IN CASH	42	820
Cash, beginning of period	2,107	199
Cash, end of period	$2,149	$1,019

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

As at July 31, 2025 (Unaudited)

1.ORGANIZATION AND NATURE OF BUSINESS

GLIDELOGIC CORP. (“the Company”) was incorporated in the State of Nevada on December 11, 2020. The Company is a diversified software development and consulting firm specializing in the development of AI-based software, financial technologies (fintech) software, and blockchain technologies related software solutions. Additionally, the Company offers consulting services to business customers and retail customers for these three areas as well. As of July 31, 2025, the Company's principal office is located at 8275 S. Eastern Ave. Suite 200-#406, Las Vegas, Nevada, United States. The Company engages with customers and vendors both within and outside of the United States.

2.GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $77 revenues for the six months ended July 31, 2025. The Company has had income in current year but has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. Considering management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2025.

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

Accounts Receivable and Expected Credit Loss

In accordance with ASC 326, "Measurement of Credit Losses on Financial Instruments", accounts receivable are recognized upon delivery of goods or services. The Company adopts the Current Expected Credit Loss (CECL) model, which necessitates the recognition of expected credit losses over the life of the asset. This model incorporates historical data, current conditions, and reasonable future forecasts. Accounts deemed uncollectible are written off against the allowance for doubtful accounts. As of July 31, 2025, the Company has assessed its accounts receivable for impairment under the CECL model and has made appropriate adjustments in line with GAAP standards.

Stock-Based Compensation

On November 6, 2024, Glidelogic Corp. filed a Form S-8 with the U.S. Securities and Exchange Commission (SEC) to announce the issuance of 2,000,000 shares of common stock as service shares. As of July 31, 2025, a total of 28 individuals have received 200 bonus shares each, amounting to an aggregate of 5,600 shares. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

4.FIXED ASSETS

	Equipment	Website	Total
Cost
As of January 31, 2025	$4,453	-	4,453
Additions	-	-	-
Disposals	-	-	-
As of July 31, 2025	$4,453	-	4,453

Depreciation
As of January 31, 2025	$(1,540)	-	(1,540)
Change for the period	(210)	-	(210)
As of July 31, 2025	$(1,750)	-	(1,750)

Net book value	$2,703	-	2,703

	Equipment	Website	Total
Cost
As of January 31, 2024	$4,453	-	4,453
Additions	-	-	-
Disposals	-	-	-
As of January 31, 2025	$4,453	-	4,453

Depreciation
As of January 31, 2024	$(1,120)	-	(1,120)
Change for the period	(420)	-	(420)
As of January 31, 2025	$(1,540)	-	(1,540)

Net book value	$2,913	-	2,913

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

The related party transactions are as follows:

1)For the six months ended July 31, 2025, Streamline USA, Inc. loaned $7,263 to the Company as depicted below. Since GDLG had no Note Payable balance to Streamline as of January 31, 2025, for the six months ended July 31, 2025, the Note Payable balance to Streamline is $7,263, no repayment was made during this period.

Date	Details	Amount	Int. Accrue Starting
2025/02/28	Loan to GDLG	$100.00	2026/02/01
2025/03/14	Loan to GDLG	$100.00	2026/02/01
2025/03/18	Loan to GDLG	$600.00	2026/02/01
2025/06/17	Loan to GDLG	$163.00	2026/02/01
2025/06/20	Loan to GDLG	$2,800.00	2026/02/01
2025/07/31	Loan to GDLG	$3,500.00	2026/02/01
Total Loan Amount as of 07/31/2025		$7,263.00

2)For the six months ended July 31, 2025, Mr. Dapeng Ma (director of the Company) loaned $4,300 to the Company as depicted below. With the $5,000 Note Payable balance to Mr. Ma on January 31, 2025, the total Note Payable to Mr. Ma is $9,300 as of July 31, 2025, no repayment was made during this period.

Date	Details	Amount	Int. Accrue Starting
2024/04/22	Loan to GDLG	$500.00	2026/02/01
2024/09/16	Loan to GDLG	$1,000.00	2026/02/01
2024/10/01	Loan to GDLG	$3,000.00	2026/02/01
2024/10/29	Loan to GDLG	($4,500.00)	2026/02/01
2024/11/14	Loan to GDLG	$5,000.00	2026/02/01
2025/02/12	Loan to GDLG	$2,000.00	2026/02/01
2025/04/22	Loan to GDLG	$200.00	2026/02/01
2025/05/19	Loan to GDLG	$1,000.00	2026/02/01
2025/05/30	Loan to GDLG	$300.00	2026/02/01
2025/06/03	Loan to GDLG	$800.00	2026/02/01
Total Loan Amount as of 07/31/2025		$9,300.00

3)For the six months ended July 31, 2025, Mr. Yitian Xue (director of the Company) loaned $45,548 to the Company as depicted below. The Company also made a total of $1,720 loan repayment to Mr. Xue during this period. Thus, with the $17,132 Note Payable balance to Mr. Xue on January 31, 2025, the total Note Payable to Mr. Xue is $60,959 as of July 31, 2025.

Date	Details	Amount	Int. Accrue Starting
2024/04/30	Loan to GDLG	$165.00	2026/02/01
2024/05/01	Loan to GDLG	$11,864.51	2026/02/01
2024/05/20	Loan to GDLG	$602.00	2026/02/01
2024/05/20	Loan to GDLG	$500.00	2026/02/01
2024/06/12	Loan to GDLG	$3,500.00	2026/02/01
2024/07/03	Loan to GDLG	$500.00	2026/02/01
2025/02/20	Loan to GDLG	($800.00)	2026/02/01
2025/02/24	Loan to GDLG	($320.00)	2026/02/01
2025/02/24	Loan to GDLG	($600.00)	2026/02/01
2025/03/17	Loan to GDLG	$7,500.00	2026/02/01
2025/03/18	Loan to GDLG	$200.00	2026/02/01
2025/04/01	Loan to GDLG	$900.00	2026/02/01
2025/04/09	Loan to GDLG	$250.00	2026/02/01
2025/04/10	Loan to GDLG	$200.00	2026/02/01
2025/04/14	Loan to GDLG	$16,045.00	2026/02/01
2025/04/21	Loan to GDLG	$500.00	2026/02/01
2025/04/21	Loan to GDLG	$7,500.00	2026/02/01
2025/04/29	Loan to GDLG	$15.00	2026/02/01
2025/04/30	Loan to GDLG	$164.00	2026/02/01
2025/05/02	Loan to GDLG	$1,200.00	2026/02/01
2025/05/30	Loan to GDLG	$64.00	2026/02/01
2025/05/31	Loan to GDLG	$380.02	2026/02/01
2025/05/31	Loan to GDLG	$220.00	2026/02/01
2025/05/31	Loan to GDLG	$148.48	2026/02/01
2025/06/12	Loan to GDLG	$3,500.00	2026/02/01
2025/06/13	Loan to GDLG	$2,199.00	2026/02/01
2025/06/30	Loan to GDLG	$64.00	2026/02/01
2025/06/30	Loan to GDLG	$457.75	2026/02/01
2025/06/30	Loan to GDLG	$220.00	2026/02/01
2025/06/30	Loan to GDLG	$500.54	2026/02/01
2025/06/30	Loan to GDLG	$1,186.80	2026/02/01
2025/07/11	Loan to GDLG	$500.00	2026/02/01
2025/07/30	Loan to GDLG	$64.00	2026/02/01
2025/07/31	Loan to GDLG	$498.19	2026/02/01
2025/07/31	Loan to GDLG	$183.98	2026/02/01
2025/07/31	Loan to GDLG	$570.71	2026/02/01
2025/07/31	Loan to GDLG	$316.50	2026/02/01
Total Loan Amount as of 07/31/2025		$60,959.48

4)As of July 31, 2025, parent company Star Success Business, LLC still has an inter-company loan agreement with GDLG. The total principal loan amount from SSB to GLDG is $5,000 as shown in the table below, no repayment was made during this period.

Date	Details	Amount	Int. Accrue Starting
2023/10/10	Loan to GDLG	$3,000.00	2026-02-01
2023/10/16	Loan to GDLG	$2,000.00	2026-02-01

Total Loan Amount as of 07/31/2025		$5,000.00

6.COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized, which is the result of the Company’s 25 to 1 forward stock split of its common stock effective in August, 2023.

On November 6, 2024, the Company filed a Form S-8 with the U.S. Securities and Exchange Commission (SEC) to announce the issuance of 2,000,000 shares of common stock as service shares. As of July 31, 2025, a total of 28 individuals has each received 200 bonus shares, amounting to an aggregate of 5,600 shares. The total cost basis of these shares is $4,756, determined based on the fair market value of the stock on the respective grant dates.

As of July 31, 2025, there were 66,599,350 shares of common stock issued and outstanding.

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

8.INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of July 31, 2025, the Company had net operating loss carry forwards of approximately $103,740 that may be available to reduce future years’ taxable income in varying amounts indefinitely. Future tax benefits which may arise because of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The income tax valuation allowance as of July 31, 2025, was approximately $21,785. The net change in income tax valuation allowance from January 31, 2025, through July 31, 2025, was $7,963. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2025. All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	July 31, 2025	January 31, 2025
Non-current deferred tax assets:
Net operating loss carry forward	$(103,740)	$(65,820)
Valuation allowance	$103,740	$65,820
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% does not differ from the expected tax benefit for the six months ended July 31, 2025, as follows:

	July 31, 2025	January 31, 2025
Computed “expected” tax expense (benefit)	$(7,963)	$(5,762)
Change in valuation allowance	$7,963	$5,762
Actual tax expense (benefit)	$-	$-

The related deferred tax benefits for the above unused tax losses have not been fully recognized as it is not reasonably certain that they will be realized. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

9.SUBSEQUENT EVENTS

On August 6, 2025, Streamline provided $5,000 loan to Glidelogic via bank transfer in support of its operation, increasing Streamline’s total loan to GDLG to $12,263.

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

DESCRIPTION OF BUSINESS

GENERAL

Our company is a diversified software development and consulting firm, pushing the frontiers of technological innovation in Artificial Intelligence (“AI”), financial technologies (“FinTech”), and blockchain. We offer consulting services for these three areas as well. As of July 31, 2025, our business address is 8275 S. Eastern Ave. Suite 200-#406, Las Vegas, Nevada 89123. Our phone number is (310) 397-2300. We expect we may fail to achieve profitability which may result in ceasing operations due to lack of funding.

AI Solutions and Entertainment Marketing:

The Company is currently focusing its AI efforts on core technological capabilities such as algorithm development, programming, inference, and creative writing. These AI solutions are designed to serve multiple industries, including e-commerce, academic research, and entertainment.

A key initiative is the development of proprietary AI software platforms, such as ResearchMind (RM)—an AI-powered academic research assistant that identifies research gaps, generates proposals, and supports cross-disciplinary innovation. Additionally, the Company is developing tools for AI-assisted creative writing tailored to professional applications such as scriptwriting and long-form narratives. These initiatives reflect the Company’s shift toward building standalone AI solutions that support intellectual productivity and content generation. In addition to these initiatives, the Company may explore adopting an “AI service-as-equity” model as a potential collaboration option with certain users of its advanced platforms. While the standard version of ResearchMind is intended primarily for individual users on a conventional fee-for-use basis, the ResearchMind Pro platform and creative writing applications are oriented toward institutional or professional users with revenue-generating objectives. In such cases, the Company may consider converting the software usage fee into equity participation in the client’s project, subject to mutually agreed terms. This prospective service-as-equity approach is intended to allow Glidelogic to align its interests with those of its clients and to potentially share in future value created through the application of its AI technologies.

Previously, the Company also utilized AI to assist with content and influencer strategy in TikTok-based marketing services, including live-stream script creation and short-form video production. While these efforts contributed to initial revenue generation, they are no longer the primary focus of the Company’s AI strategy.

As an alternative effort, the Company is developing software for Generative Engine Optimization (“GEO”), which represents an advanced evolution of traditional Search Engine Optimization (“SEO”). GEO leverages generative AI to enhance visibility, adaptability, and relevance in digital platforms. The Company is also planning to provide consulting and implementation services related to GEO, offering clients integrated solutions that combine proprietary software with applied expertise.

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

In addition to conventional software licensing and usage fees, the Company anticipates that its proposed AI service-as-equity model may represent a supplementary source of future revenue. Under this approach, for select institutional or professional clients utilizing ResearchMind Pro or creative writing applications, the Company may elect to convert software usage fees into equity participation in client projects. Such arrangements, if pursued, would position Glidelogic to potentially benefit from downstream revenues generated by those projects, thereby creating an alternative revenue pathway in addition to standard service fees.

The Company is also developing software for Generative Engine Optimization (“GEO”), an advanced evolution of traditional Search Engine Optimization (“SEO”). GEO is designed to leverage generative AI to enhance content visibility, adaptability, and platform relevance. In connection with this initiative, the Company plans to generate revenue through a combination of software licensing, consulting engagements, and implementation services that apply GEO to client-specific use cases. This dual model of proprietary technology sales and related professional services is intended to expand the Company’s AI-related revenue streams.

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

OFFICES

As of July 31, 2025, the Company’s principal executive office is located at 8275 S. Eastern Ave., Suite 200-#406, Las Vegas, Nevada 89123.

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

RESULTS OF OPERATIONS

As of the end of Q2 2025, Glidelogic has made $75 of revenue from the sale of ResearchMind’s report generating code.

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

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2025, our total assets were $14,197. Total assets were comprised of $11,494 in current assets and $2,703 in fixed assets.

As of July 31, 2025, our current liabilities were $84,631 and our stockholders’ equity was ($70,434).

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months ended July 31, 2025 net cash flows used from operating activities was $55,349.

For the six months ended July 31, 2024 net cash flows used from operating activities was $25,351.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended July 31, 2025 we have generated $0 in investing activities.

For the six months ended July 31, 2024 we have generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended July 31, 2025 net cash flows provided by financing activities was $55,391.

For the six months ended July 31, 2024 net cash flows provided by financing activities was $26,171.

The Company’s cash flow change in Q2 remained relatively steady but it still heavily relied on the Company’s controlling shareholders and related party loans. Pursuant to the provisions of the One Big Beautiful Bill Act, and the newly enacted IRC Section 174A, the Company is permitted to immediately expense domestic research and experimental (R&D) expenditures for tax years beginning after December 31, 2024. Starting in Q2, the Company has taken on this opportunity to increase its R&D activity on Ai application development, which increased the cash flows used by operating activities.

In August 2023, the company effected a 25 to 1 forward stock split of its common stock that was applied retrospectively.

For FYE 2025, a total of 28 individuals have received 200 bonus shares each, amounting to an aggregate of 5,600 shares. The total cost basis of these shares is $4,756, determined based on the fair market value of the stock on the respective grant dates. This transaction was recognized as an expense on the income statement but did not impact the Company's cash flow, as it was a non-cash equity issuance. So far no service shares were issued during FYE 2026, therefore as of July 31, 2025, there were a total of 66,599,350 shares of common stock issued and outstanding.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, Nevada, on September 5, 2025.

GLIDELOGIC CORP.

By:	/s/ Yitian Xue
	Name:	Yitian Xue
	Title:	Chief Executive Officer / Chief Financial Officer