Form 10-Q
period 2025-10-31
Glidelogic Corp.
filed 2025-12-05
CIK 1848672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2025

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

Yes ☐      No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 66,599,350 common shares issued and outstanding as of December 5, 2025.

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

GLIDELOGIC CORP.

BALANCE SHEETS

As of October 31, 2025, (Unaudited) and January 31, 2025 (Audited)

	October 31, 2025 (Unaudited)	January 31, 2025 (Audited)

ASSETS
Current Assets
Cash and Cash Equivalents	$8,460	$2,107
Prepaid Expense	12,128	-
Total Current Assets	20,588	2,107

Fixed Assets
Equipment, net	2,598	2,913
Total Fixed Assets	2,598	2,913

Total Assets	$23,186	$5,020

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$2,384	$9,577
Customer Prepayments (Deferred Income)	-	825
Loan Payable (to Parent Company)	5,000	5,000
Note Payable – Related Party	113,188	22,132
Total Current Liabilities	120,572	37,534

Total Liabilities	120,572	37,534
Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 66,599,350 shares issued and outstanding as of October 31, 2025, and 66,599,350 as of January 31, 2025	66,599	66,599
Additional Paid in Capital	4,750	4,750
Retained Earnings	(168,735)	(103,863)
Total Stockholders’ Equity	(97,386)	(32,514)
Total Liabilities and Stockholders’ Equity	$23,186	$5,020

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF OPERATIONS

For the three months and nine months ended October 31, 2025, and 2024 (Unaudited)

	For the three months ended October 31, 2025	For the three months ended October 31, 2024	For the nine months ended October 31, 2025	For the nine months ended October 31, 2024

REVENUES	$-	$21,551	$77	$22,938
Cost of goods	-	-	-	-
Gross Profit	-	21,551	77	22,938

OPERATING EXPENSES
General and Administrative Expenses	(26,952)	(10,231)	(64,949)	(30,363)
TOTAL OPERATING EXPENSES	(26,952)	(10,231)	(64,949)	(30,363)

NET (LOSS)/INCOME FROM OPERATIONS	(26,952)	11,320	(64,872)	(7,425)
OTHER INCOME/EXPENSE	-	-	-	-

NET (LOSS)/INCOME BEFORE INCOME TAXES	(26,952)	11,320	(64,872)	(7,425)

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS)/INCOME	$(26,952)	$11,320	$(64,872)	$(7,425)

NET INCOME PER SHARE: BASIC AND DILUTED	$(0)	$(0)	$(0)	$(0)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	66,599,350	66,593,750	66,599,350	66,593,750

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months and nine months ended October 31, 2025, and 2024 (Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity (Deficit)

Balance, July 31, 2024	66,593,750	$66,594	$-	$(95,173)	$(28,579)
Net Income for the three months ended October 31, 2024	-	-	-	11,320	11,320
Balance, October 31, 2024	66,593,750	$66,594	$-	$(83,853)	$(17,259)

Balance, July 31, 2025	66,599,350	$66,599	$4,750	$(141,783)	$(70,434)
Net loss for the three months ended October 31, 2025	-	-	-	(26,952)	(26,952)
Balance, October 31, 2025	66,599,350	$66,599	$4,750	$(168,735)	$(97,386)

Balance, January 31, 2024	66,593,750	$66,594	$-	$(76,428)	$(9,834)
Net loss for the nine months ended October 31, 2024	-	-	-	(7,425)	(7,425)
Balance, October 31, 2024	66,593,750	$66,594	$-	$(83,853)	$(17,259)

Balance, January 31, 2025	66,599,350	$66,599	$4,750	$(103,863)	$(32,514)
Net loss for the nine months ended October 31, 2025	-	-	-	(64,872)	(64,872)
Balance, October 31, 2025	66,599,350	$66,599	$4,750	$(168,735)	$(97,386)

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CASH FLOWS

For the nine months ended October 31, 2025, and 2024 (Unaudited)

	For the nine months ended October 31, 2025	For the nine months ended October 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(64,872)	$(7,425)
Adjustments to reconcile net loss to net cash provided by operations:
Accounts Payable	(7,193)	(9,782)
Accounts Receivable from Related Party	-	1,416
Customer Prepayments (Deferred Income)	(825)	-
Depreciation Expense	315	315
Prepaid Expense	(12,128)	-
CASH FLOWS PROVIDE BY/USED IN OPERATING ACTIVITIES	(84,703)	(15,476)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Note Payable – Related Party	91,056	17,132
CASH FLOWS FROM FINANCING ACTIVITIES	91,056	17,132

NET CHANGE IN CASH	6,353	1,656
Cash, beginning of period	2,107	199
Cash, end of period	$8,460	$1,855

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

As at October 31, 2025 (Unaudited)

1.ORGANIZATION AND NATURE OF BUSINESS

GLIDELOGIC CORP. (“the Company”) was incorporated in the State of Nevada on December 11, 2020. The Company is a diversified software development and consulting firm specializing in the development of AI-based software, financial technologies (fintech) software, and blockchain technologies related software solutions. Additionally, the Company offers consulting services to business customers and retail customers for these three areas as well. As of October 31, 2025, the Company's principal office is located at 8275 S. Eastern Ave. Suite 200-#406, Las Vegas, Nevada, United States. The Company engages with customers and vendors both within and outside of the United States.

2.GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company had $77 revenues for the nine months ended October 31, 2025. The Company has had income in current year but has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period. As of October 31, 2025, the Company also had negative working capital and incurred net cash used in operating activities, primarily driven by continued AI development expenditures, outsourced content production, and general corporate operating costs. These activities currently require the use of cash resources without providing offsetting revenue. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2025.

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

Accounts Receivable and Expected Credit Loss

In accordance with ASC 326, "Measurement of Credit Losses on Financial Instruments", accounts receivable are recognized upon delivery of goods or services. The Company adopts the Current Expected Credit Loss (CECL) model, which necessitates the recognition of expected credit losses over the life of the asset. This model incorporates historical data, current conditions, and reasonable future forecasts. Accounts deemed uncollectible are written off against the allowance for doubtful accounts. As of October 31, 2025, the Company has assessed its accounts receivable for impairment under the CECL model and has made appropriate adjustments in line with GAAP standards.

Stock-Based Compensation

On November 6, 2024, Glidelogic Corp. filed a Form S-8 with the U.S. Securities and Exchange Commission (SEC) to announce the issuance of 2,000,000 shares of common stock as service shares. As of October 31, 2025, a total of 28 individuals have received 200 bonus shares each, amounting to an aggregate of 5,600 shares. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Segment Reporting

The Company operates as a single operating and reportable segment. The Chief Executive Officer, who serves as the Company’s Chief Operating Decision Maker (“CODM”), evaluates financial performance and allocates resources on a consolidated basis.

The measure of segment profitability used by the CODM is operating income (loss) as presented in the accompanying Statements of Operations. The most significant expense categories regularly reviewed by the CODM in evaluating this measure include:

•General and administrative expenses, which include corporate overhead, legal & professional services, software and infrastructure costs, and administrative support;

•Research and development expenses, consisting of internal and outsourced AI product development, algorithmic testing, and software prototyping activity; and

•Marketing and content-production expenses, including costs incurred for AI-driven e-commerce operations, content creation, and vendor-produced promotional materials.

Items excluded from the CODM’s measure of segment profit or loss include interest income or expense, income taxes, and any non-recurring or infrequent items. These excluded items were not material for the periods presented.

The CODM does not review segment asset information when assessing performance or making operating decisions. Accordingly, the Company does not report segment assets. As a single-segment entity, all revenues, expenses, long-lived assets, and cash flows are attributed to the consolidated Company.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

4.FIXED ASSETS

	Equipment	Website	Total
Cost
As of January 31, 2025	$4,453	-	4,453
Additions	-	-	-
Disposals	-	-	-
As of October 31, 2025	$4,453	-	4,453

Depreciation
As of January 31, 2025	$(1,540)	-	(1,540)
Change for the period	(315)	-	(315)
As of October 31, 2025	$(1,855)	-	(1,855)

Net book value	$2,598	-	2,598

	Equipment	Website	Total
Cost
As of January 31, 2024	$4,453	-	4,453
Additions	-	-	-
Disposals	-	-	-
As of January 31, 2025	$4,453	-	4,453

Depreciation
As of January 31, 2024	$(1,120)	-	(1,120)
Change for the period	(420)	-	(420)
As of January 31, 2025	$(1,540)	-	(1,540)

Net book value	$2,913	-	2,913

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

The related party transactions are as follows:

1)For the nine months ended October 31, 2025, Streamline USA, Inc. loaned $64,563 to the Company as depicted below. Since GDLG had no Note Payable balance to Streamline as of January 31, 2025, for the nine months ended October 31, 2025, the Note Payable balance to Streamline is $64,563, no repayment was made during this period.

Date	Details	Amount	Int. Accrue Starting
2025-02-28	Loan to GDLG	$100.00	2026-02-01
2025-03-14	Loan to GDLG	$100.00	2026-02-01
2025-03-18	Loan to GDLG	$600.00	2026-02-01
2025-06-17	Loan to GDLG	$163.00	2026-02-01
2025-06-20	Loan to GDLG	$2,800.00	2026-02-01
2025-07-30	Loan to GDLG	$3,500.00	2026-02-01
2025-08-06	Loan to GDLG	$5,000.00	2026-02-01
2025-09-04	Loan to GDLG	$7,850.00	2026-02-01
2025-09-10	Loan to GDLG	$2,250.00	2026-02-01
2025-09-18	Loan to GDLG	$10,000.00	2026-02-01
2025-09-23	Loan to GDLG	$1,000.00	2026-02-01
2025-09-26	Loan to GDLG	$5,500.00	2026-02-01
2025-10-10	Loan to GDLG	$5,700.00	2026-02-01
2025-10-22	Loan to GDLG	$10,000.00	2026-02-01
2025-10-27	Loan to GDLG	$10,000.00	2026-02-01
Total Loan Amount as of 10/31/2025		$64,563.00

2)For the nine months ended October 31, 2025, Mr. Dapeng Ma (director of the Company) loaned $4,300 to the Company as depicted below. With the $5,000 Note Payable balance to Mr. Ma on January 31, 2025, the total Note Payable to Mr. Ma is $9,300 as of October 31, 2025, no repayment was made during this period.

Date	Details	Amount	Int. Accrue Starting
2024/11/14	Loan to GDLG	$5,000.00	2026/02/01
2025/02/12	Loan to GDLG	$2,000.00	2026/02/01
2025/04/22	Loan to GDLG	$200.00	2026/02/01
2025/05/19	Loan to GDLG	$1,000.00	2026/02/01
2025/05/30	Loan to GDLG	$300.00	2026/02/01
2025/05/30	Loan to GDLG	$800.00	2026/02/01
Total Loan Amount as of 10/31/2025		$9,300.00

3)For the nine months ended October 31, 2025, Mr. Yitian Xue (director of the Company) loaned $47,497 to the Company as depicted below. The Company also made a total of $25,304 loan repayment to Mr. Xue during this period. Thus, with the $17,132 Note Payable balance to Mr. Xue on January 31, 2025, the total Note Payable to Mr. Xue is $39,325 as of October 31, 2025.

Date	Details	Amount	Int. Accrue Starting
2024/04/30	Loan to GDLG	$165.00	2026/02/01
2024/05/01	Loan to GDLG	$11,864.51	2026/02/01
2024/05/20	Loan to GDLG	$602.00	2026/02/01
2024/05/20	Loan to GDLG	$500.00	2026/02/01
2024/06/12	Loan to GDLG	$3,500.00	2026/02/01
2024/07/03	Loan to GDLG	$500.00	2026/02/01
2025/02/20	Loan to GDLG	($800.00)	2026/02/01
2025/02/24	Loan to GDLG	($320.00)	2026/02/01
2025/02/24	Loan to GDLG	($600.00)	2026/02/01
2025/03/17	Loan to GDLG	$7,500.00	2026/02/01
2025/03/18	Loan to GDLG	$200.00	2026/02/01
2025/04/01	Loan to GDLG	$900.00	2026/02/01
2025/04/09	Loan to GDLG	$250.00	2026/02/01

Date	Details	Amount	Int. Accrue Starting
2025/04/10	Loan to GDLG	$200.00	2026/02/01
2025/04/14	Loan to GDLG	$16,045.00	2026/02/01
2025/04/21	Loan to GDLG	$500.00	2026/02/01
2025/04/21	Loan to GDLG	$7,500.00	2026/02/01
2025/04/29	Loan to GDLG	$15.00	2026/02/01
2025/04/30	Loan to GDLG	$164.00	2026/02/01
2025/05/02	Loan to GDLG	$1,200.00	2026/02/01
2025/05/30	Loan to GDLG	$64.00	2026/02/01
2025/05/31	Loan to GDLG	$380.02	2026/02/01
2025/05/31	Loan to GDLG	$220.00	2026/02/01
2025/05/31	Loan to GDLG	$148.48	2026/02/01
2025/06/12	Loan to GDLG	$3,500.00	2026/02/01
2025/06/13	Loan to GDLG	$2,199.00	2026/02/01
2025/06/30	Loan to GDLG	$64.00	2026/02/01
2025/06/30	Loan to GDLG	$457.75	2026/02/01
2025/06/30	Loan to GDLG	$220.00	2026/02/01
2025/06/30	Loan to GDLG	$500.54	2026/02/01
2025/06/30	Loan to GDLG	$1,186.80	2026/02/01
2025/07/11	Loan to GDLG	$500.00	2026/02/01
2025/07/30	Loan to GDLG	$64.00	2026/02/01
2025/07/31	Loan to GDLG	$498.19	2026/02/01
2025/07/31	Loan to GDLG	$183.98	2026/02/01
2025/07/31	Loan to GDLG	$570.71	2026/02/01
2025/07/31	Loan to GDLG	$316.50	2026/02/01
2025/10/13	Loan to GDLG	$1,950.00	2026/02/01
2025/09/14	Repayment	($1,569.38)	2026/02/01
2025/09/22	Repayment	($3,347.01)	2026/02/01
2025/09/27	Repayment	($5,699.00)	2026/02/01
2025/09/28	Repayment	($266.58)	2026/02/01
2025/10/02	Repayment	($1,400.00)	2026/02/01
2025/10/06	Repayment	($950.00)	2026/02/01
2025/10/06	Repayment	($371.00)	2026/02/01
2025/10/13	Repayment	($3,350.00)	2026/02/01
2025/10/13	Repayment	($1,381.51)	2026/02/01
2025/10/21	Repayment	($665.00)	2026/02/01
2025/10/22	Repayment	($3,085.00)	2026/02/01
2025/10/28	Repayment	($1,500.00)	2026/02/01
Total Loan Amount as of 10/31/2025		$39,325.00

4)As of October 31, 2025, parent company Star Success Business, LLC still has an inter-company loan agreement with GDLG. The total principal loan amount from SSB to GLDG is $5,000 as shown in the table below, no repayment was made during this period.

Date	Details	Amount	Int. Accrue Starting
2023/10/10	Loan to GDLG	$3,000.00	2026-02-01
2023/10/16	Loan to GDLG	$2,000.00	2026-02-01
Total Loan Amount as of 10/31/2025		$5,000.00

6.COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized, which is the result of the Company’s 25 to 1 forward stock split of its common stock effective in August, 2023.

On November 6, 2024, the Company filed a Form S-8 with the U.S. Securities and Exchange Commission (SEC) to announce the issuance of 2,000,000 shares of common stock as service shares. As of October 31, 2025, a total of 28 individuals has each received 200 bonus shares, amounting to an aggregate of 5,600 shares.  The total cost basis of these shares is $4,756, determined based on the fair market value of the stock on the respective grant dates.

As of October 31, 2025, there were 66,599,350 shares of common stock issued and outstanding.

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

8.INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of October 31, 2025, the Company had net operating loss carry forwards of approximately $130,692 that may be available to reduce future years’ taxable income in varying amounts indefinitely. Future tax benefits which may arise because of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The income tax valuation allowance as of October 31, 2025, was approximately $27,445. The net change in income tax valuation allowance from January 31, 2025, through October 31, 2025, was $13,623. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of October 31, 2025.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	October 31, 2025	January 31, 2025
Non-current deferred tax assets:
Net operating loss carry forward	$(130,692)	$(65,820)
Valuation allowance	$130,692	$65,820
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% does not differ from the expected tax benefit for the nine months ended October 31, 2025, as follows:

	October 31, 2025	January 31, 2025
Computed “expected” tax expense (benefit)	$(13,623)	$(5,762)
Change in valuation allowance	$13,623	$5,762
Actual tax expense (benefit)	$-	$-

The related deferred tax benefits for the above unused tax losses have not been fully recognized as it is not reasonably certain that they will be realized. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

9.SUBSEQUENT EVENTS

On November 5 and November 24 Streamline provided $15,000 and $10,000 loan to Glidelogic via bank transfer in support of its operation, increasing Streamline’s loan balance to GDLG to $89,563.

On November 5, November 12, November 19, and December 1, 2025, Glidelogic made six loan repayments to Yitian Xue in the amount of $6,000, $4,000, $2,000, $2,000, $1,500, and $7,500, decreasing Yitian Xue’s loan balance to GDLG to $16,325.

Subsequent to October 31, 2025, the Company continued the preparation of a Registration Statement on Form S-3, which had been authorized by the Board of Directors on October 20, 2025. As of the date these financial statements were issued, the Registration Statement remained in draft form and had not yet been filed with the SEC.

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

DESCRIPTION OF BUSINESS

GENERAL

Business Overview: Ai-Native Solutions for Enterprise & Commerce

Glidelogic Corp. is an operational artificial intelligence technology company. We leverage our proprietary "AI-Native" development methodology to build specialized "Reasoning Engines" that automate high-value tasks across three strategic pillars: Academic Intelligence, Enterprise Compliance, and Algorithmic E-Commerce. As of October 31, 2025, our business address is 8275 S. Eastern Ave. Suite 200-#406, Las Vegas, Nevada 89123. Our phone number is (310) 397-2300. We expect we may fail to achieve profitability which may result in ceasing operations due to lack of funding.

Our diversified product portfolio includes:

1.Academic & Strategic Intelligence (ResearchMind & Policy Suite)

ResearchMind: An AI-powered research assistant for the academic community. Following its global launch on August 15, 2025, it achieved near-SOTA benchmark scores (8.8–9.0) in independent evaluations.

Policy Intelligence Suite: A strategic forecasting tool validated by its 83.8% prediction accuracy regarding the China 4th Plenum (Oct 2025). It utilizes Open-Source Intelligence (OSINT) to generate compliant predictive insights.

2.AI-Powered RegTech Solutions (RWA Compliance)

The Solution: We position ourselves as a Compliance Technology Provider for the emerging Real World Asset (RWA) tokenization sector.

AI Advisory Function: We utilize our AI reasoning engines to provide automated "Compliance-as-a-Service." Our software analyzes regulatory frameworks to assist third-party issuers in structuring RWA offerings (or "RWA IPOs") that meet complex legal standards.

Business Model: Unlike financial intermediaries, we do not trade assets; we license the AI infrastructure that ensures regulatory adherence for asset issuers.

3.AI E-Commerce & Content Engine (TikTok/Social Commerce)

The Solution: As an authorized TikTok Shop Partner (TSP), we deploy AI-generated content to drive gross merchandise value (GMV) for cross-border merchants.

Validated Profitability: In fiscal year 2024, this division achieved profitability by utilizing AI to optimize livestream scripts and short-video production.

Scale-Up Strategy: Historical revenue was constrained by limited working capital, which capped our ability to manage larger inventory data and ad spend. We intend to utilize financing proceeds to scale our "AI Content Generation" capabilities, automating the production of virtual avatars and sales scripts to service a broader client base on platforms like TikTok.

4.NovaGen (Creative IP)

Core Function: A long-context narrative engine proven by a portfolio of commercially published works on Amazon/Google Books.

Operational Model: To maximize capital efficiency, Glidelogic operates as a fully distributed, remote-first organization with a registered correspondence office in Las Vegas, Nevada.

During the quarter ended October 31, 2025, the Company initiated preliminary development work on a Generative Engine Optimization (“GEO”) product concept intended to extend the Company’s AI-native capabilities into search-oriented content automation. This work included limited exploratory design and outsourced prototype content development. After evaluating the technical requirements and expected commercial viability, management determined to discontinue the initiative and suspend further investment. Expenses incurred during this exploratory phase were recorded as general and administrative expenses for the period. The decision to discontinue the GEO initiative does not affect the Company’s ongoing focus on its core AI-native product lines.

REVENUE

Strategic Realignment to AI-Native Solutions The Company has refined its revenue model to focus on high-value "AI-Native" applications. We have discontinued non-core legacy initiatives related to proprietary cryptocurrency trading and general fintech consulting to mitigate regulatory risk and focus resources. However, we have integrated our e-commerce and compliance capabilities into our AI technology stack, resulting in a diversified revenue structure driven by proprietary algorithms.

The Company’s plan for revenue generation consists of four synergistic AI-driven streams:

1.Academic Intelligence Revenue (ResearchMind)

Revenue Model: We generate revenue through a Software-as-a-Service (SaaS) model, offering tiered subscriptions and pay-per-use fees (e.g., $24.99 per deep-analysis report) to researchers and institutions.

Current Status: Following the global commercial launch on August 15, 2025, revenue is currently derived from early-access users. We intend to utilize financing proceeds to transition from organic growth to paid user acquisition.

2.AI E-Commerce Intelligence (TikTok & Social Commerce)

Revenue Model: As an authorized TikTok Shop Partner (TSP), the Company earns service commissions and performance fees. Unlike traditional agencies, we generate this revenue by deploying our AI Content Engines to automate livestream scripts, generate virtual avatars, and optimize ad placement for cross-border merchants.

Operational Efficiency: This segment has historically achieved profitability by leveraging AI to minimize human labor costs. We plan to scale this revenue stream by expanding our automated content generation infrastructure.

3.AI RegTech & Compliance Solutions (RWA)

Revenue Model: We generate advisory and software licensing fees by providing "Compliance-as-a-Service" to enterprises involved in Real World Asset (RWA) tokenization.

The Solution: Our revenue is derived from helping issuers structure "RWA IPOs" that meet complex regulatory standards using our AI analysis tools. We do not trade assets; we monetize the compliance infrastructure.

4.Strategic Forecasting & IP Monetization (Policy Suite & NovaGen)

Forecasting: Licensing our Policy Intelligence Suite to institutional clients. This platform’s value was validated by its 83.8% prediction accuracy regarding the China 4th Plenum (Oct 2025), utilizing strictly Open-Source Intelligence (OSINT).

IP Sales: Direct revenue from the sale and licensing of AI-generated intellectual property, such as our portfolio of novels currently selling on Amazon and Google Books (e.g., "The Thirteenth Proposal").

Future Revenue Outlook: Management anticipates revenue growth will be driven by scaling these validated AI verticals. While historical revenue has been constrained by limited working capital—specifically capping our ability to manage larger ad inventories for e-commerce clients—the deployment of raised capital is expected to unlock significant commercial scaling across both our SaaS (ResearchMind) and Service (E-Commerce/Compliance) divisions.

MARKETING

Integrated AI-Native Marketing Strategy We have unified our marketing strategy under a single "AI-Native" framework. Rather than marketing disparate consulting services, we focus on promoting our proprietary "Reasoning Engines" across specific vertical applications: Academic, E-Commerce, Compliance, and Creative.

To date, our growth has been primarily organic ("Product-Led Growth"), constrained by limited working capital. We intend to utilize financing proceeds to transition from this validation phase to active commercial scaling across our four key verticals.

Segment-Specific Marketing Strategies

1.Academic Sector (ResearchMind)

Direct Outreach: Targeting university research departments and PhD candidates to convert beta users into paid subscribers.

Validation-Based Trust: We utilize our independent technical evaluations (near-SOTA benchmark scores of 8.8–9.0) as our primary marketing collateral. In the academic market, verified accuracy builds trust faster than traditional advertising.

2.E-Commerce Merchant Sector (TikTok & Social Commerce)

Solution Selling to Merchants: Instead of marketing as a traditional agency, we market our AI Content Generation Infrastructure to cross-border merchants. We highlight our ability to automate livestream scripts and generate virtual avatars to lower their customer acquisition costs (CAC).

Performance Demonstration: We use case studies of our own profitable e-commerce operations (where AI content drove GMV) to attract enterprise clients looking for automated store management solutions on platforms like TikTok.

3.RegTech & Compliance Sector (RWA)

B2B Partnership Outreach: Our marketing targets asset issuers and financial institutions entering the tokenization space. We position our AI as a "Risk Mitigation Layer," marketing our software’s ability to automate regulatory checks for "RWA IPOs."

Educational Marketing: We publish white papers and compliance frameworks generated by our AI to establish authority in the RegTech space, attracting clients who prioritize regulatory safety.

4.Strategic & Creative Sectors (Policy Suite & NovaGen)

Predictive Authority: For our Policy Intelligence Suite, we leverage the 83.8% prediction accuracy achieved during the China 4th Plenum as a "Proof of Efficacy" to market to institutional clients.

IP-Led Demonstration: For NovaGen, we market the output to sell the engine. We showcase our portfolio of commercially published novels (available on Amazon/Google Books) to demonstrate the engine’s long-context coherence capabilities to professional studios and writers.

Future Marketing Outlook: Historically, the Company has operated with very limited marketing budget, relying solely on organic discovery and word-of-mouth. This capital constraint has limited the revenue scaling of our validated products. A primary use of proceeds from our financing activities will be to establish our first formal marketing budget, specifically to amplify user acquisition for ResearchMind and to scale the merchant base for our AI E-Commerce solutions.

COMPETITION

Strategic Positioning: Vertical Specialization vs. Generalization We operate in the highly competitive artificial intelligence sector. Rather than competing directly with foundational model providers (such as OpenAI, Google, or Anthropic) in the capital-intensive race to train Large Language Models (LLMs), we position ourselves in the "Application Layer."

We differentiate our business by building specialized "Reasoning Engines" that solve high-value, complex cognitive tasks across four specific verticals: Academic, Commerce, Compliance, and Creative.

Competitive Landscape by Segment

1.Academic Intelligence Sector (ResearchMind)

Competitors: Traditional citation management software and general-purpose AI chatbots.

Our Competitive Advantage: ResearchMind utilizes a proprietary RAG architecture to minimize hallucinations. Its competitive edge is validated by independent evaluations showing near-SOTA benchmark scores (8.8–9.0), outperforming generalist tools in academic reasoning tasks.

2.AI E-Commerce Sector (TikTok & Social Commerce)

Competitors: Traditional MCN agencies (labor-intensive) and generic marketing software.

Our Competitive Advantage: Unlike traditional agencies that rely on human talent management, we compete via "Automated Content Infrastructure." By using AI to generate livestream scripts and virtual avatars, we achieve significantly higher operating margins and scalability than service-based competitors.

3.AI RegTech & Compliance Sector (RWA)

Competitors: Traditional legal advisories, audit firms, and crypto-native issuance platforms.

Our Competitive Advantage: We compete as a technology provider, not a financial intermediary. While traditional firms rely on manual review, our AI Compliance Engine automates the regulatory check process for asset tokenization, offering a faster, standardized "Compliance-as-a-Service" solution that minimizes human error.

4.Strategic Forecasting & Advisory Sector (Policy Suite)

Competitors: Political risk consultancies and financial data providers.

Our Competitive Advantage: Our Policy Intelligence Suite offers real-time, algorithmic foresight validated by its 83.8% accuracy in predicting geopolitical outcomes (e.g., China's 4th Plenum). Our strict reliance on OSINT (Open-Source Intelligence) provides a compliance safety net that many alternative data providers lack.

5.Creative Content Sector (NovaGen)

Competitors: General AI writing assistants.

Our Competitive Advantage: NovaGen specializes in "Long-Context Coherence" (100,000+ tokens), a capability proven by our portfolio of commercially published books on Amazon and Google Books.

Operational Competitive Advantage: Our most significant barrier to entry against smaller competitors is our "AI-Native" Operational Efficiency. By utilizing a fully distributed, remote-first structure and leveraging our own AI for code generation, we maintain a significantly lower burn rate than traditional software companies. This allows us to sustain operations and continue R&D innovation even during periods of capital constraint.

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

OFFICES

As of October 31, 2025, the Company’s principal executive office is located at 8275 S. Eastern Ave., Suite 200-#406, Las Vegas, Nevada 89123.

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

RESULTS OF OPERATIONS

As of the end of Q3 2025, Glidelogic has made $75 of revenue from the sale of ResearchMind’s report generating code.

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

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2025, our total assets were $23,186. Total assets were comprised of $20,588 in current assets and $2,598 in fixed assets, compared to total assets of $4,873 as of October 31, 2024, which included $1,855 in current assets and $3,018 in fixed assets.

As of October 31, 2025, our current liabilities were $120,572 and our stockholders’ equity was (97,386), compared to current liabilities of $22,132 and stockholders’ equity of $(17,259) as of October 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended October 31, 2025 net cash flows used in operating activities was $84,703.

For the nine months ended October 31, 2024 net cash flows used in operating activities was $15,476.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended October 31, 2025 we have generated $0 in investing activities.

For the nine months ended October 31, 2024 we have generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended October 31, 2025 net cash flows provided by financing activities was $91,056.

For the nine months ended October 31, 2024 net cash flows provided by financing activities was $17,132.

The Company’s cash flow change in Q3 remained relatively steady but it still heavily relied on the Company’s controlling shareholders and related party loans. Pursuant to the provisions of the One Big Beautiful Bill Act, and the newly enacted IRC Section 174A, the Company is permitted to immediately expense domestic research and experimental (R&D) expenditures for tax years beginning after December 31, 2024. Starting in Q2, the Company has taken on this opportunity to increase its R&D activity on Ai application development, which increased the cash flows used by operating activities.

In August 2023, the company effected a 25 to 1 forward stock split of its common stock that was applied retrospectively.

For FYE 2025, a total of 28 individuals have received 200 bonus shares each, amounting to an aggregate of 5,600 shares. The total cost basis of these shares is $4,756, determined based on the fair market value of the stock on the respective grant dates. This transaction was recognized as an expense on the income statement but did not impact the Company's cash flow, as it was a non-cash equity issuance. So far no service shares were issued during FYE 2026, therefore as of October 31, 2025, there were a total of 66,599,350 shares of common stock issued and outstanding.

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

On October 20, 2025, the Company’s Board of Directors authorized the preparation and filing of a Registration Statement on Form S-3 to register up to $4,000,000 of the Company’s common stock pursuant to the “baby shelf” limitations under General Instruction I.B.6 of Form S-3. The Company began preparation work for this filing during the quarter ended October 31, 2025, and continued drafting the Registration Statement into November 2025. The purpose of the planned filing is to provide additional financing flexibility and support the Company’s ongoing operational needs. The Registration Statement had not been filed with the SEC as of the date of this quarterly report.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, Nevada, on December 5, 2025.

GLIDELOGIC CORP.

By:	/s/ Yitian Xue
	Name:	Yitian Xue
	Title:	Chief Executive Officer / Chief Financial Officer