Form 10-K
period 2026-01-31
Glidelogic Corp.
filed 2026-04-27
CIK 1848672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended January 31, 2026

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-254750

GLIDELOGIC CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-1575837	7371
State or Other Jurisdiction of	IRS Employer	Primary Standard Industrial
Incorporation or Organization	Identification Number	Classification Code Number

Address and telephone number of principal executive offices

8275 S. Eastern Ave., Suite 200-#406
Las Vegas, Nevada 89123
Tel.  (310) 397-2300
Email: info@glidelogic.ai

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

Yes ☐       No [X]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of July 31, 2025 was $2,821,890.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 66,599,350 common shares issued and outstanding as of April 27, 2026.

PART I

Item 1. Description of Business

GENERAL

Business Overview: AI-Native Creative Content Production & IP Monetization

Glidelogic Corp. is an artificial intelligence technology company focused on AI-powered creative content production and intellectual property monetization. We leverage our proprietary AI development capabilities to build specialized content generation engines that automate high-value creative tasks across three strategic verticals: AI-assisted literary creation, AI-powered visual content production (manga/comics), and AI-driven social media content generation. As of January 31, 2026, our business address is 8275 S. Eastern Ave. Suite 200-#406, Las Vegas, Nevada 89123. Our phone number is (310) 397-2300. We expect we may fail to achieve profitability which may result in ceasing operations due to lack of funding.

Our company operates alongside Propaganda GEM Inc. ("PGEM"), a Hollywood entertainment marketing firm established in 1991, under shared executive management. PGEM's global entertainment marketing network, brand partnership relationships, and IP monetization expertise serve as the commercial foundation for our AI-generated content distribution and monetization strategy. The Company's two full-time employees are Mr. Dapeng Ma, who also serves as CEO of PGEM, and Mr. Yitian Xue, the Company's CEO, who oversees technology development and public company compliance. This lean executive structure reflects the Company's design as an AI-native, capital-efficient development platform, with PGEM's operational team providing support as needed.

Our diversified product portfolio includes:

1.NovaGen AI (AI Literary Creation Engine)

NovaGen is our proprietary AI novel generation engine featuring a four-stage production pipeline: narrative structure generation, chapter expansion, consistency review, and stylistic refinement. The engine has produced its first commercially published AI-assisted novel, The Thirteenth Proposal (approximately 80,000 English words / 140,000 Chinese characters), currently available on Amazon Kindle. This validates the Company's end-to-end capability from concept to commercial publication.

2.AI Visual Content Production (Manga/Comics)

We are developing AI-powered tools for vertical-format manga and comic short drama ("漫剧") production, covering the workflow from script to storyboard, character design, scene rendering, voice synthesis, editing, and subtitling. This segment targets the rapidly growing short-form visual content market on platforms such as TikTok, YouTube Shorts, and Douyin.

3.AI Social Media & E-Commerce Content Engine

As an authorized TikTok Shop Partner (TSP), we deploy AI-generated content to drive gross merchandise value (GMV) for cross-border merchants. This division has historically achieved profitability by utilizing AI to optimize livestream scripts, virtual avatar creation, and short-video production. We intend to scale our AI content generation infrastructure to service a broader client base across social commerce platforms.

4.ResearchMind (AI Research Assistant)

An AI-powered research assistant for the academic community. Following its global launch on August 15, 2025, it achieved near-SOTA benchmark scores (8.8–9.0) in independent evaluations. Revenue is currently derived from early-access users through a SaaS subscription model.

Intellectual Property: The Company holds U.S. Patent No. 11,909,879 B2 for customized NFT technology that encodes copyright content with user information, directly supporting copyright verification and protection for AI-generated creative works.

Operational Model: To maximize capital efficiency, Glidelogic operates as a fully distributed, remote-first organization. The Company's lean structure is by design — it was established as a capital-efficient AI development platform, with all research and development efforts directed toward AI-driven creative content production in anticipation of future commercial integration with PGEM's entertainment marketing and IP monetization capabilities.

During the quarter ended October 31, 2025, the Company initiated preliminary development work on a Generative Engine Optimization ("GEO") product concept. After evaluating the technical requirements and expected commercial viability, management determined to discontinue the initiative. Expenses incurred during this exploratory phase were recorded as general and administrative expenses for the period.

REVENUE

Strategic Realignment to AI-Native Creative Content Production

The Company has refined its revenue model to focus on AI-powered creative content production and IP monetization. We have discontinued non-core legacy initiatives related to proprietary cryptocurrency trading and general fintech consulting to mitigate regulatory risk and concentrate resources on our core AI creative technology stack. Our revenue structure is driven by proprietary AI content generation engines integrated with the commercial distribution capabilities of our affiliated entertainment marketing network.

The Company's plan for revenue generation consists of four synergistic streams:

1.AI Literary Creation Revenue (NovaGen)

Revenue Model: We generate revenue through multiple channels: direct sales of AI-assisted novels on platforms such as Amazon Kindle Direct Publishing (KDP), Webnovel, and Qidian (起点中文网); subscription and per-use fees for the NovaGen creation tools; and IP licensing for adaptation into other media formats (film, television, animation, merchandise).

Current Status: The Company has validated its end-to-end publishing capability with the commercial release of The Thirteenth Proposal. We intend to scale from single-title proof-of-concept to a repeatable production pipeline capable of generating multiple commercial-grade novels across genres.

IP Monetization: Through PGEM's established relationships with major entertainment studios and brand partners, high-performing literary IPs may be developed into film/TV adaptations, brand integrations, and multi-language global distribution — monetization channels that are typically inaccessible to standalone AI writing tool companies.

2.AI Visual Content & Manga/Comics Revenue

Revenue Model: Revenue is derived from CPS (Cost-Per-Sale) distribution of completed manga/comic short dramas on platforms such as Douyin, Kuaishou, TikTok, and YouTube Shorts; full IP lifecycle operations (novel → manga → animation → merchandise); and brand integration within visual content leveraging PGEM's brand partnership network.

Competitive Advantage: PGEM's thirty-year track record in brand integration (product placement, brand activation, celebrity partnerships) provides a direct revenue channel: brands pay for integration within AI-generated visual content, a revenue source unavailable to traditional short-video creators.

3.AI E-Commerce & Social Media Content Revenue (TikTok & Social Commerce)

Revenue Model: As an authorized TikTok Shop Partner (TSP), the Company earns service commissions and performance fees by deploying our AI Content Engines to automate livestream scripts, generate virtual avatars, and optimize ad placement for cross-border merchants.

Operational Efficiency: This segment has historically achieved profitability by leveraging AI to minimize human labor costs. We plan to scale this revenue stream by expanding our automated content generation infrastructure to service enterprise clients with bulk content needs.

4.Proprietary AI Toolset Revenue (ResearchMind & Internal Platform)

Revenue Model: Revenue Model: ResearchMind, our AI-powered research and analysis platform, was initially launched as a public SaaS product and achieved near-SOTA benchmark scores (8.8–9.0) in independent evaluations, validating its core AI capabilities. Following this public validation phase, the Company intends to transition ResearchMind into a proprietary internal tool available exclusively to cooperative members, enhancing the value proposition of membership and strengthening member retention. Revenue from this tool will be generated through membership fees within the cooperative structure rather than public subscription.

Future Revenue Outlook: Management anticipates revenue growth will be driven by scaling our validated AI creative content verticals and unlocking the IP monetization potential of our content library through PGEM's global entertainment network. While historical revenue has been constrained by limited working capital, the deployment of raised capital is expected to enable significant commercial scaling across both our content production (NovaGen, visual content) and service (E-Commerce) divisions. The transition of proven tools such as ResearchMind into member-exclusive offerings is expected to create a dual-layer revenue structure — platform-level membership fees combined with content-level monetization — providing greater revenue resilience.

MARKETING

Integrated AI-Native Creative Content Marketing Strategy

The Company's marketing strategy is unified under a single framework centered on AI-powered creative content production and IP monetization. Rather than marketing disparate consulting services, we focus on promoting our proprietary AI content generation engines and the resulting creative output across specific vertical applications: literary creation, visual content production, e-commerce content, and member-exclusive tools.

To date, our growth has been primarily organic ("Product-Led Growth"), constrained by limited working capital. We intend to utilize financing proceeds to transition from this validation phase to active commercial scaling. A primary use of proceeds will be to establish our first formal marketing budget, specifically to amplify creator recruitment for our cooperative platform and to scale the merchant base for our AI E-Commerce solutions.

Segment-Specific Marketing Strategies

1.AI Literary Creation (NovaGen)

Proof-of-Publication Marketing: The commercial availability of The Thirteenth Proposal on Amazon Kindle serves as our primary marketing asset — demonstrating that our AI engine can produce a full-length, market-ready novel. We leverage this published proof-of-concept to recruit creators who wish to use NovaGen's four-stage pipeline to produce their own works.

Creator Community Building: We target aspiring and mid-tier writers who lack the time or resources to complete long-form manuscripts. By offering a validated production pipeline that has already delivered a published result, we convert interest into active platform adoption.

2.AI Visual Content & Manga/Comics

IP-to-Visual Conversion Demonstration: We market the manga/comics production capability by showcasing the conversion of existing NovaGen-generated literary IPs into visual short dramas. This cross-format demonstration attracts both writers seeking visual adaptation and visual creators seeking AI-assisted production tools.

Brand Integration as Marketing Channel: Through PGEM's brand partnership network, completed visual content pieces that incorporate brand integrations serve a dual purpose — they generate revenue while simultaneously demonstrating the platform's commercial viability to prospective creators and brand partners. PGEM's thirty-year track record in entertainment marketing (collaborations with Marvel, Disney, Warner, Paramount, and others) provides credibility that standalone AI content platforms cannot replicate.

3.AI E-Commerce & Social Media Content (TikTok & Social Commerce)

Solution Selling to Merchants: Instead of marketing as a traditional agency, we market our AI Content Generation Infrastructure to cross-border merchants, highlighting our ability to automate livestream scripts and generate virtual avatars to lower their customer acquisition costs (CAC).

Performance Demonstration: We use case studies of our own profitable e-commerce operations — where AI content drove GMV — to attract enterprise clients looking for automated store management solutions on platforms like TikTok.

4.Cooperative Membership & Proprietary Tools (ResearchMind)

Exclusivity-Driven Recruitment: Following ResearchMind's public validation phase (near-SOTA benchmark scores of 8.8–9.0), the tool's transition to a member-exclusive offering creates a natural marketing hook: publicly demonstrated capability available only through cooperative membership. This "validated then privatized" approach — prove the tool's value in public, then make it exclusive — serves as a membership acquisition engine.

PGEM's Role in Marketing: Propaganda GEM's global entertainment marketing network (offices in Los Angeles, Geneva, and Tokyo) provides distribution and partnership channels that function as an organic marketing amplifier. When PGEM integrates AI-generated content into its brand client campaigns, each placement simultaneously demonstrates our technology's commercial value to a wider audience of potential creators, brand partners, and institutional investors — at no additional marketing cost to the Company.

COMPETITION

Strategic Positioning: Vertical Integration vs. Point Solutions

We operate at the intersection of the highly competitive artificial intelligence sector and the rapidly evolving creative content industry. Rather than competing directly with foundational model providers (such as OpenAI, Google, or Anthropic) in the capital-intensive race to train Large Language Models (LLMs), or with standalone AI writing tools (such as ChatGPT, NovelAI, or Jasper) that offer general-purpose text generation, we position ourselves as a vertically integrated AI creative content production and monetization platform.

Our core competitive differentiation is the combination of three elements that, to our knowledge, no single competitor currently replicates: (1) proprietary AI content generation engines purpose-built for commercial creative production, (2) an established entertainment marketing and IP monetization network with over thirty years of industry relationships, and (3) a public company framework providing access to capital markets. We believe this integrated structure creates a competitive advantage that is structural rather than merely technological.

Competitive Landscape by Segment

1.AI Literary Creation Sector (NovaGen)

Competitors: General-purpose AI writing assistants (ChatGPT, Claude), specialized AI novel tools (NovelAI, Sudowrite), and traditional self-publishing platforms (Amazon KDP).

Our Competitive Advantage: Unlike general-purpose AI tools that generate text without narrative architecture, NovaGen employs a four-stage production pipeline specifically designed for long-form commercial fiction. Our competitive edge extends beyond the tool itself: through PGEM's entertainment network, successful literary IPs can access film/TV adaptation, brand integration, and global distribution channels — a monetization pathway unavailable to users of standalone writing tools. Additionally, the cooperative structure provides a continuous feedback loop from hundreds of active creators, generating proprietary training data on narrative quality, reader engagement, and commercial performance that improves the engine over time.

2.AI Visual Content & Manga/Comics Sector

Competitors: AI image generation tools (Midjourney, DALL-E, Stable Diffusion), traditional animation studios, and MCN agencies.

Our Competitive Advantage: Standalone AI image tools generate individual images but lack end-to-end production pipeline capabilities for serialized visual content. We compete by offering a complete workflow from script to finished short drama, maintaining character and visual consistency across episodes — a critical requirement that general image generators cannot reliably achieve. PGEM's brand integration expertise provides a revenue channel (brand placement within visual content) that neither AI tool companies nor traditional MCN agencies can offer at comparable scale and quality.

3.AI E-Commerce & Social Media Content Sector

Competitors: Traditional MCN agencies (labor-intensive), generic marketing software, and emerging AI content generation startups.

Our Competitive Advantage: Unlike traditional agencies that rely on human talent management, we compete via automated content infrastructure. By using AI to generate livestream scripts, virtual avatars, and optimized ad placements, we achieve significantly higher operating margins and scalability than service-based competitors. Our status as an authorized TikTok Shop Partner (TSP) provides platform-level access that newer entrants must earn independently.

4.AI Research & Analysis Sector (ResearchMind)

Competitors: Traditional citation management software, general-purpose AI chatbots, and academic search engines.

Our Competitive Advantage: ResearchMind utilizes a proprietary RAG (Retrieval-Augmented Generation) architecture to minimize hallucinations, validated by independent evaluations showing near-SOTA benchmark scores (8.8–9.0). Following its public validation phase, the planned transition to a member-exclusive tool transforms ResearchMind from a competitive SaaS product into a membership acquisition and retention asset — reducing direct competitive exposure while increasing the value proposition of our cooperative platform.

Operational Competitive Advantage: Our most significant structural barrier against smaller competitors is our capital-efficient operating model. By utilizing a fully distributed, remote-first organization and leveraging our own AI tools for internal operations, we maintain a significantly lower burn rate than traditional software or content companies. This allows us to sustain operations and continue R&D innovation even during periods of capital constraint. Furthermore, the cooperative model itself creates a competitive moat: as membership grows, the collective creative data generated by hundreds of active creators continuously improves our AI engines — a self-reinforcing advantage that single-user tools cannot replicate.

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

INSURANCE

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are a party to a legal action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

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

2). Safeguard of Information: Our business communication and document sharing are mainly conducted via online platforms such as Amazon Web Service (AWS) and various Google Services, which each has its own cybersecurity measures. All the important business information and documents have offline backup storage as well for safekeeping.

Item 2.  Description of Property

The Company’s principal offices are located at our business address is 8275 S. Eastern Ave. Suite 200-#406, Las Vegas, Nevada 89123.

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

HOLDERS

As of January 31, 2026, there are a total of 66,599,350 issued and outstanding shares of common stock.

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

While the Company applies judgment in revenue recognition, management does not believe that there are any critical accounting estimates that would require significant estimation uncertainty or materially affect the financial statements for the periods presented.

Please refer to the section titled “Revenue Recognition” under “Summary of Significant Accounting Policies” in the Notes to Financial Statements for a detailed discussion of this policy.

RESULTS OF OPERATIONS

For the years ended January 31, 2026, and 2025.

Our accumulated deficit since inception to January 31, 2026, was $197,260.

We generated $77 in revenues for the year ended January 31, 2026. The cost of goods sold for the year ended January 31, 2026 was $0. The decrease in revenue compared to the prior year was primarily attributable to the Company’s strategic realignment toward AI-native solutions and the discontinuation of certain legacy e-commerce and fintech consulting activities, including TikTok-related advertising and livestream service operations. During the year, the Company focused on restructuring its business model and developing new AI-driven platforms, including ResearchMind and related compliance and intelligence solutions, which are expected to contribute to future revenue growth. COGS remained at $0 due to the arrangement that all work was done by the Company’s management team who took no payment for work performed.

We have generated $33,563 in revenues for the year ended January 31, 2025. The cost of goods sold for the year ended January 31, 2025 was $0.

For the year ended January 31, 2026, we incurred operating expenses of $93,475, consisting of $93,475 of general and administrative expenses. The increase in operating expenses is mainly due to the increase in professional fees related to OTCQB annual listing fee, marketing fee in form of Google Ads, press release cost, promo video creation and distribution. as well as R&D cost related to developing various Ai-powered applications/platforms.

For the year ended January 31, 2025, we incurred operating expenses of $60,999, consisting of $60,999 of general and administrative expenses.

The net loss for the years ended January 31, 2026, and 2025 was $93,398 and $27,436 respectively.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2026, our total assets were $5,196. Total assets were comprised of $2,703 in current assets and $2,493 in fixed assets.

As at January 31, 2026, our current liabilities were $131,108 and Stockholders’ equity was $(125,912).

CASH FLOWS FROM OPERATING ACTIVITIES

For the year ended January 31, 2026, net cash flows used by operating activities was $103,071.

For the year ended January 31, 2025, net cash flows used by operating activities was $20,224.

The increase in cash used in operating activities was primarily attributable to a significant decline in revenue compared to the prior year, as well as higher operating expenses, particularly in professional fees, advertising and marketing, and costs associated with product development and promotional activities.

CASH FLOWS FROM INVESTING ACTIVITIES

For the year ended January 31, 2026, we have generated $0 in investing activities.

For the year ended January 31, 2025, we have generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the year ended January 31, 2026, net cash flows provided by financing activities was $101,032.

For the year ended January 31, 2025, net cash flows provided by financing activities was $22,132.

The increase in cash provided by financing activities was primarily attributable to increased funding from related party loans used to support the Company’s operations during the year.

As of January 31, 2026, the Company had $68 cash and our liabilities were $131,108, including $5,000 owed to the parent company.

The available capital reserves of the Company are not sufficient for the Company to remain operational. We require minimum funding of approximately $100,000 to conduct our proposed operations and pay all expenses for a minimum period of one year including expenses associated with this offering and maintaining a reporting status with the SEC.

Between November 8, 2024 and December 4, 2024, a total of 28 individuals have received 200 bonus shares each, amounting to an aggregate of 5,600 shares. The total cost basis of these shares is $4,756, determined based on the fair market value of the stock on the respective grant dates. This transaction was recognized as an expense on the income statement but did not impact the Company's cash flow, as it was a non-cash equity issuance. No services shares were issued in current year. As a result, as of January 31, 2026, there were a total of 66,599,350 shares of common stock issued and outstanding.

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

To proceed with our operations within 12 months, we need a minimum of $100,000 annually. Currently we do not have plan to engage in raising funds through public or private equity or debt financing in the immediate future. Instead, our operational funding and financial sustenance strategy will be primarily supported through loans secured from our controlling shareholders or related corporate entities. This approach is strategically adopted to ensure the seamless continuity of our operations until such time as our business activities reach a state of financial equilibrium—wherein our revenue generation aligns with our expenditure. This financial stewardship reflects our commitment to prudent financial management and operational efficiency, aiming to secure the long-term viability and success of our business without diluting current shareholder value through additional equity issuances or incurring significant debt obligations.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated. Currently our only source for cash is loan from controlling shareholders or related corporate entities. We must receive cash to implement our strategy and stay in business. The fund will likely allow us to operate for at least one year and have the capital resources required to cover the material costs with becoming a publicly reporting. The Company anticipates over the next 12 months the cost of being a reporting public company will be approximately $100,000.

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

Should the Company fail to receive a minimum of $100,000 required to sustain the business operation, the Company would be forced to scale back or abandon the implementation of its 12-month plan of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

GLIDELOGIC CORP.

FOR THE YEARS ENDED JANUARY 31, 2026 AND 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Glidelogic Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Glidelogic Corp. (“the Company”) as of January 31, 2026 and 2025, and the related statements of operations, statements of changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2026, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026, and 2025 and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company currently has income but has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. The Company has incurred recurring net losses, has a working capital deficit, and has experienced net cash used in operating activities. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Spokane, Washington
April 27, 2026

GLIDELOGIC CORP.

BALANCE SHEETS

As at January 31, 2026 and 2025

	January 31, 2026	January 31, 2025
ASSETS
Current Assets
Cash and Cash Equivalents	$68	$2,107
Prepaid Expenses	2,635	-
Total Current Assets	2,703	2,107

Fixed Assets
Equipment, Website, net	2,493	2,913
Total Fixed Assets	2,493	2,913

Total Assets	$5,196	$5,020

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$2,945	$9,577
Customer Prepayments (Deferred Income)	-	825
Loan Payable (to Parent Company)	5,000	5,000
Note Payable - Related Party	123,163	22,132
Total Current Liabilities	$131,108	$37,534

Total Liabilities	$131,108	$37,534

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 66,599,350 shares issued and outstanding as of January 31, 2026 and 2025	66,599	66,599
Additional Paid in Capital	4,750	4,750
Retained Earnings	(197,261)	(103,863)
Total Stockholders’ Equity	(125,912)	(32,514)

Total Liabilities and Stockholders’ Equity	$5,196	$5,020

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF OPERATIONS

For the years ended January 31, 2026 and 2025

	Year ended January 31, 2026	Year ended January 31, 2025

REVENUES	$77	$33,563
Gross Profit	77	33,563

OPERATING EXPENSES

General and Administrative Expenses	(93,475)	(60,999)
TOTAL OPERATING EXPENSES	(93,475)	(60,999)

NET LOSS/INCOME FROM OPERATIONS	(93,398)	(27,436)

OTHER INCOME	-	-

NET LOSS BEFORE INCOME TAXES	(93,398)	(27,436)

PROVISION FOR INCOME TAXES	-	-

NET LOSS/INCOME	$(93,398)	$(27,436)

NET LOSS/INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	66,599,350	66,599,350

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended January 31, 2026 and 2025

	Common Stock		Additional	Retained	Total Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	Equity (Deficit)

Balance, January 31, 2024	66,593,750	$66,594	$-	$(76,428)	$(9,834)
Issuance of Common Stock Bonus Shares	5,600	6	4,750	-	4,756
Net loss	-	-	-	(27,436)	(27,436)
Balance, January 31, 2025	66,599,350	$66,599	$4,750	$(103,863)	$(32,514)

Balance, January 31, 2025	66,599,350	$66,599	$4,750	$(103,863)	$(32,514)
Net loss	-	-	-	(93,398)	(93,398)
Balance, January 31, 2026	66,599,350	$66,599	$4,750	$(197,261)	$(125,912)

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CASH FLOWS

For the years ended January 31, 2026 and 2025

	Year ended January 31, 2026	Year ended January 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(93,398)	$(27,436)
Adjustments to reconcile net loss to net cash provided by operations:
Accounts Receivable from Related Party	-	1,416
Prepaid Expenses	(2,635)	-
Depreciation Expense	420	420
Accounts Payable	(6,633)	(205)
Customer Prepayments (Deferred Income)	(825)	825
Common Stock for Bonus Shares	-	4,756
CASH FLOWS USED IN OPERATING ACTIVITIES	(103,071)	(20,224)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Note Payable – Related Party	101,032	22,132
CASH FLOWS FROM FINANCING ACTIVITIES	101,032	22,132

NET CHANGE IN CASH	(2,039)	1,908
Cash, beginning of period	2,107	199
Cash, end of period	$68	$2,107

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2026

(Audited)

1.ORGANIZATION AND NATURE OF BUSINESS

GLIDELOGIC CORP. (“the Company”) was incorporated in the State of Nevada on December 11, 2020. The Company is an artificial intelligence technology company focused on AI-driven creative content production and related software development and consulting services. Additionally, the Company offers consulting services for these three areas as well. The Company's headquarters is located at 8275 S. Eastern Ave. Suite 200-#406, Las Vegas, Nevada, United States. The Company engages with customers and vendors both within and outside of the United States.

2.GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $77 revenues for the year ended January 31, 2026. The Company currently has income but has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. The Company has incurred recurring net losses, has a working capital deficit, and has experienced net cash used in operating activities. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2026.

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

Accounts Receivable and Expected Credit Loss

In accordance with ASC 326, "Measurement of Credit Losses on Financial Instruments", accounts receivable are recognized upon delivery of goods or services. The Company adopts the Current Expected Credit Loss (CECL) model, which necessitates the recognition of expected credit losses over the life of the asset. This model incorporates historical data, current conditions, and reasonable future forecasts. Accounts deemed uncollectible are written off against the allowance for doubtful accounts. As of January 31, 2026, the Company had no outstanding accounts receivable balance and therefore no allowance for expected credit losses was recorded.

Stock-Based Compensation

On November 6, 2024, Glidelogic Corp. filed a Form S-8 with the U.S. Securities and Exchange Commission (SEC) to announce the issuance of 2,000,000 shares of common stock as service shares. As of January 31, 2026, a total of 28 individuals have received 200 bonus shares each, amounting to an aggregate of 5,600 shares. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Fixed Assets

Equipment is stated at cost, net of accumulated depreciation. The cost of equipment is depreciated using the straight-line method over five years. Expenditures for maintenance and repairs are charged to expense as incurred. As of January 31, 2026, the website has been fully amortized. Additions, major renewals, and replacements that increase the equipment's useful life are capitalized. Equipment sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

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

Step 1: Identifying the contract(s) with the customer

Step 2: Identifying the performance obligation to satisfy the contract

Step 3: Determining the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Revenue recognition.

The Company's revenues are bifurcated into two categories: software and services including commission, bonuses, and rebates derived from providing such services. Revenues from software are recognized at a point-in-time as ownership is transferred to the customer at a distinct point in time, in accordance with the terms of the contract. For services, revenue is recognized over time as the services are rendered and milestones are achieved, pursuant to the terms specified in the service agreement. Revenue related to commissions, bonuses, and rebates is recognized after the end of the reporting quarter during which the related services are provided. The determination of such revenue amounts is contingent upon the aggregate transaction data for the completed quarter, such as the total amount spent by each client, the total GMV pertaining to the e-commerce activities, and the accomplishment of certain platform established tasks. As a result, these amounts are typically calculated and finalized in the subsequent quarter, or later, depending on the timing of data reconciliation and processing by the platform and its primary agency.

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

In addition, the Company previously entered into a nonmonetary exchange arrangement in connection with consulting services provided in prior fiscal years. As of January 31, 2025, such arrangement has been fully settled, and no related balances remain outstanding. No further activity related to this arrangement occurred during the current fiscal year.

As a TikTok Shop Partner (TSP), the Company received $2.43 in commissions and bonuses from TikTok in FY 2026 for e-commerce activities, where it operated the hosting account and delivered AI-driven services for its clients. Also during the fiscal year, the Company received $75 for ResearchMind Generating Code sales.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective and thus not disclosed here, accounting pronouncements and we do not believe any of those pronouncements will have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This update requires public companies, including single-reportable segment entities, to provide enhanced disclosures about significant segment expenses and other segment items. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company operates as a single-reportable segment and has adopted this standard. The adoption did not have a material impact on the Company’s financial statements but may affect the nature and extent of disclosures in future periods.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This standard enhances the transparency and decision usefulness of income tax disclosures, primarily through improvements to rate reconciliation and income taxes paid disclosures. The standard is effective for fiscal years beginning after December 15, 2024. The Company has adopted this standard and the adoption did not have a material impact on its financial statements, but it may require additional disclosures in future filings.

Segment Reporting

The Company operates as a single operating and reportable segment. Management reviews financial performance and allocates resources on a consolidated basis. The Company’s Chief Operating Decision Maker (CODM) is its Chief Executive Officer, who evaluates financial performance and allocates resources based on consolidated operating results. As such, the Company has determined that it operates as one reportable segment under ASC Topic 280, Segment Reporting.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2026 and 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

4.Accounts Receivable

The Company previously recorded accounts receivable in connection with a nonmonetary exchange arrangement related to consulting services in prior fiscal years. As of January 31, 2025, such arrangement has been fully settled, and no related accounts receivable balances remain outstanding. No similar transactions occurred during the current fiscal year.

5.FIXED ASSETS

Cost	Equipment	Website	Total
As of January 31, 2025	$4,453	-	4,453
Additions	-	-	-
Disposals	-	-	-
As at January 31, 2026	$4,453	-	4,453

Depreciation
As of January 31, 2025	$(1,540)	-	(1,540)
Change for the period	(420)	-	(420)
As at January 31, 2026	$(1,960)	-	(1,960)

Net book value	$2,493	-	2,493

Cost	Equipment	Website	Total
As of January 31, 2024	$4,453	-	4,453
Additions	-	-	-
Disposals	-	-	-
As at January 31, 2025	$4,453	-	4,453

Depreciation
As of January 31, 2024	$(1,120)	-	(1,120)
Change for the period	(420)	-	(420)
As at January 31, 2025	$(1,540)	-	(1,540)

Net book value	$2,913	-	2,913

6.RELATED PARTY TRANSACTIONS

In terms of related party transactions, Streamline USA, Inc. (“Streamline” or STMLN”) and Glidelogic Corp. share the same ultimate controlling persons – Mr. Dapeng Ma and Mr. Yitian Xue. While they hold majority interest in Streamline, together they own 100% of Star Success Business, LLC, which owns 75% of Glidelogic’s interest.

Thus, the related party transactions are as follows:

a.As of fiscal year, ended January 31, 2026, Streamline has a loan balance of $104,563 to GDLG as listed below:

Date	Details	Amount	Int. Accrue Starting
Beginning Balance		$0
2025/02/28	Loan to GDLG	$100	2026/02/01
2025/03/14	Loan to GDLG	$100	2026/02/01
2025/03/18	Loan to GDLG	$600	2026/02/01
2025/06/17	Loan to GDLG	$163	2026/02/01
2025/06/20	Loan to GDLG	$2,800	2026/02/01
2025/07/30	Loan to GDLG	$3,500	2026/02/01
2025/08/06	Loan to GDLG	$5,000	2026/02/01
2025/09/04	Loan to GDLG	$7,850	2026/02/01
2025/09/10	Loan to GDLG	$2,250	2026/02/01
2025/09/18	Loan to GDLG	$10,000	2026/02/01
2025/09/23	Loan to GDLG	$1,000	2026/02/01
2025/09/26	Loan to GDLG	$5,500	2026/02/01
2025/10/10	Loan to GDLG	$5,700	2026/02/01
2025/10/22	Loan to GDLG	$10,000	2026/02/01
2025/10/27	Loan to GDLG	$10,000	2026/02/01
2025/11/05	Loan to GDLG	$15,000	2026/02/01
2025/11/24	Loan to GDLG	$10,000	2026/02/01
2025/12/08	Loan to GDLG	$15,000	2026/02/01
Total Loan Amount as of 01/31/2026		$104,563

On February 1, 2025, the term of the loan was extended to January 31, 2026, through Amendment to the original Loan Agreement between Streamline and GDLG. Based on the amended agreement, regardless of when the loan is received by GDLG, the loan is interest free through January 31, 2026. After that, the simple interest rate of 3% per annum applies. Interest is based on a full year (365 days) consisting of twelve months. Interest will accrue starting February 1, 2026, until repayment of the loan.

As of fiscal year January 31, 2026, the balance of this loan is $104,563.

b.As of fiscal year, ended January 31, 2026, Mr. Dapeng Ma (director of the Company) has a loan balance to of $9,300 to GDLG as listed below:

Date	Details	Amount	Int. Accrue Starting
Beginning Balance		$5,000
2025/02/12	Loan to GDLG	$2,000	2026/02/01
2025/04/22	Loan to GDLG	$200	2026/02/01
2025/05/27	Loan to GDLG	$1,000	2026/02/01
2025/05/30	Loan to GDLG	$300	2026/02/01
2025/06/03	Loan to GDLG	$800	2026/02/01
Total Loan Amount as of 01/31/2026		$9,300

For the fiscal year ended January 31, 2026, Mr. Ma loaned a total of $4,300 to the Company. No repayment was made during the year, With the loan balance of $5,000 at the beginning of the fiscal year, the balance of the loan is $9,300 as of January 31, 2026.

On February 1, 2025, the term of the loan was extended to January 31, 2026, through Amendment to the original Loan Agreement between Mr. Ma and GDLG. Based on the amended agreement, regardless of when the loan is received by GDLG, the loan is interest free through January 31, 2026. After that, the simple interest rate of 3% per annum applies. Interest is based on a full year (365 days) consisting of twelve months. Interest will accrue starting February 1, 2026, until repayment of the loan.

c.As of fiscal year, ended January 31, 2026, Mr. Yitian Xue (director of the Company) has a loan balance to of $9,300 to GDLG as listed below:

Date	Details	Amount	Int. Accrue Starting
Beginning Balance		$17,132
2025/02/20	Loan to GDLG	($800)	2026/02/01
2025/02/24	Loan to GDLG	($320)	2026/02/01
2025/02/24	Loan to GDLG	($600)	2026/02/01
2025/03/17	Loan to GDLG	$7,500	2026/02/01
2025/03/18	Loan to GDLG	$200	2026/02/01
2025/04/01	Loan to GDLG	$900	2026/02/01
2025/04/09	Loan to GDLG	$250	2026/02/01
2025/04/10	Loan to GDLG	$200	2026/02/01
2025/04/14	Loan to GDLG	$16,045	2026/02/01
2025/04/21	Loan to GDLG	$500	2026/02/01
2025/04/21	Loan to GDLG	$7,500	2026/02/01
2025/04/29	Loan to GDLG	$15	2026/02/01
2025/04/30	Loan to GDLG	$164	2026/02/01
2025/05/02	Loan to GDLG	$1,200	2026/02/01
2025/05/30	Loan to GDLG	$64	2026/02/01
2025/05/31	Loan to GDLG	$380	2026/02/01
2025/05/31	Loan to GDLG	$220	2026/02/01
2025/05/31	Loan to GDLG	$148	2026/02/01
2025/06/12	Loan to GDLG	$3,500	2026/02/01
2025/06/13	Loan to GDLG	$2,199	2026/02/01
2025/06/30	Loan to GDLG	$64	2026/02/01
2025/06/30	Loan to GDLG	$458	2026/02/01
2025/06/30	Loan to GDLG	$220	2026/02/01
2025/06/30	Loan to GDLG	$501	2026/02/01
2025/06/30	Loan to GDLG	$1,187	2026/02/01
2025/07/11	Loan to GDLG	$500	2026/02/01
2025/07/30	Loan to GDLG	$64	2026/02/01
2025/07/31	Loan to GDLG	$498	2026/02/01
2025/07/31	Loan to GDLG	$184	2026/02/01
2025/07/31	Loan to GDLG	$571	2026/02/01
2025/07/31	Loan to GDLG	$316	2026/02/01
2025/09/14	Repayment	($1,569)	2026/02/01
2025/09/22	Repayment	($3,347)	2026/02/01
2025/09/27	Repayment	($5,699)	2026/02/01
2025/09/28	Repayment	($267)	2026/02/01
2025/10/02	Repayment	($1,400)	2026/02/01

Date	Details	Amount	Int. Accrue Starting
2025/10/06	Repayment	($950)	2026/02/01
2025/10/06	Repayment	($371)	2026/02/01
2025/10/13	Loan to GDLG	$1,950	2026/02/01
2025/10/13	Repayment	($3,350)	2026/02/01
2025/10/13	Repayment	($1,382)	2026/02/01
2025/10/21	Repayment	($665)	2026/02/01
2025/10/22	Repayment	($3,085)	2026/02/01
2025/10/28	Repayment	($1,500)	2026/02/01
2025/11/05	Repayment	($6,000)	2026/02/01
2025/11/05	Repayment	($4,000)	2026/02/01
2025/11/05	Repayment	($2,000)	2026/02/01
2025/11/12	Repayment	($2,000)	2026/02/01
2025/11/19	Repayment	($1,500)	2026/02/01
2025/12/01	Repayment	($7,500)	2026/02/01
2025/12/08	Repayment	($3,500)	2026/02/01
2025/12/10	Repayment	($1,000)	2026/02/01
2025/12/15	Repayment	($2,000)	2026/02/01
2025/12/15	Repayment	($4,000)	2026/02/01
2025/12/16	Repayment	($1,000)	2026/02/01
2025/12/31	Loan to GDLG	$1,429	2026/02/01
2026/01/08	Loan to GDLG	$500	2026/02/01
2026/01/15	Loan to GDLG	$1,435	2026/02/01
2026/01/15	Loan to GDLG	$200	2026/02/01
2026/01/21	Loan to GDLG	$210	2026/02/01
2026/01/21	Loan to GDLG	$201	2026/02/01
2026/01/21	Loan to GDLG	$500	2026/02/01
Total Loan Amount as of 01/31/2026		$9,300

For the fiscal year ended January 31, 2026, Mr. Xue loaned a total of $51,973 to the Company and received a total of $59,805 as repayment. With the loan balance of $17,132 at the beginning of the fiscal year, the balance of the loan is $9,300 as of January 31, 2026.

On February 1, 2025, the term of the loan was extended to January 31, 2026, through Amendment to the original Loan Agreement between Mr. Xue and GDLG. Based on the amended agreement, regardless of when the loan is received by GDLG, the loan is interest free through January 31, 2026. After that, the simple interest rate of 3% per annum applies. Interest is based on a full year (365 days) consisting of twelve months. Interest will accrue starting February 1, 2026, until repayment of the loan.

d.As of January 31, 2026, Parent company Star Success Business, LLC (SSB) still has an inter-company loan agreement with Glidelogic Corp (GDLG). The total principal loan amount from SSB to GLDG is $5,000 as shown in the table below:

Date	Details	Amount	Int. Accrue Starting
Beginning Balance		$5,000
		$0
Total Loan Amount as of 01/31/2026		$5,000

On February 1, 2025, the term of the loan was extended to January 31, 2026, through Amendment to the original Loan Agreement between SSB and GDLG. Based on the amended agreement, regardless of when the loan is received by GDLG, the loan is interest free through January 31, 2026. After that, the simple interest rate of 3% per annum applies. Interest is based on a full year (365 days) consisting of twelve months. Interest will accrue starting February 1, 2026, until repayment of the loan.

As of January 31, 2026, the balance remains at $5,000 as there has been no payments made.

7.COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. Currently there are 66,599,350 shares of common stock issued and outstanding.

On November 6, 2024, Glidelogic Corp. filed a Form S-8 with the U.S. Securities and Exchange Commission (SEC) to announce the issuance of 2,000,000 shares of common stock as service shares. As of January 31, 2025, a total of 28 individuals has each received 200 bonus shares, amounting to an aggregate of 5,600 shares.  The total cost basis of these shares is $4,756, determined based on the fair market value of the stock on the respective grant dates. No service shares were issued in FY 2026.

There were 66,599,350 shares of common stock issued and outstanding as of January 31, 2026.

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

9.INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of January 31, 2026 the Company had net operating loss carry forwards of approximately $159,218 that may be available to reduce future years’ taxable income in varying amounts indefinitely.

Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at January 31, 2026 was approximately $33,436. The net change in valuation allowance from January 31, 2025 through January 31, 2026 was $19,614. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of January 31, 2026.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	January 31, 2026	January 31, 2025
Non-current deferred tax assets:
Net operating loss carry forward	$(159,218)	$(65,820)
Valuation allowance	$159,218	$65,820
Net deferred tax assets	$-	$-

The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the full valuation allowance recorded against its deferred tax assets. The actual tax benefit at the expected rate of 21% differs from the expected tax expense (benefit) for the year ended January 31, 2026, as follows:

	January 31, 2026	January 31, 2025
Computed “expected” tax expense (benefit)	$(19,614)	$(5,762)
Change in valuation allowance	$19,614	$5,762
Actual tax expense (benefit)	$-	$-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

10.  SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to January 31, 2026, through April 27, 2026. The Company has determined that it incurred the following loan-related activities after January 31, 2026:

Subsequent to January 31, 2026, Mr. Yitian Xue provided additional funding to the Company through a combination of bank transfers and payments made on behalf of the Company. The total amount of such funding was $1,300 in February 2026, $848 in March 2026, and $10,455 in April 2026. As a result of these transactions, the Company’s outstanding loan payable to Mr. Xue was $21,903 as of April 22, 2026.

On February 23 and February 27, 2026, Mr. Dapeng Ma provided a $1,600 and then $19,000 loan to the Company via bank transfer, increasing the Company's Loan Payable to Mr. Ma to $29,900.

On February 1, 2026, Glidelogic executed separate Loan Agreement Amendments with Star Success Business, Streamline, Dapeng Ma, and Yitian Xue, extending the maturity date of each loan to January 31, 2027. Under the amended terms, all outstanding loans will remain interest-free until January 31, 2027. Thereafter, a simple annual interest rate of 3% will apply, calculated on a 365-day year basis. Interest will begin accruing from February 1, 2027, until the loan is repaid. The terms may be renegotiated upon mutual agreement.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2026, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2026, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.We do not maintain adequate overall internal control – As of January 31, 2026, we did not maintain adequate overall internal control over financial reporting due to insufficient segregation of duties and a lack of appropriate oversight over accounting and reporting functions. These deficiencies resulted from having a limited number of personnel involved in financial processes, increasing the risk that material misstatements could occur and not be prevented or detected in a timely manner.

3.We did not implement appropriate information technology controls – As at January 31, 2026, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2026 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended January 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The name, age and titles of our executive officer and director are as follows:

Name	Age	Positions

Dapeng Ma	47	President, Chairman of the Board of Directors
Yitian Xue	48	Treasurer, Secretary, Director, CEO, CFO

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

SIGNIFICANT EMPLOYEES AND CONSULTANTS

We currently have no employees other than our president, Mr. Dapeng Ma, and our CEO Mr. Yitian Xue.

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

Item 11. Executive Compensation

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years of 2026 and 2025:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Dapeng Ma President, Board Chairman	2026 2025	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Yitian Xue Director, Treasurer, Secretary, CEO, CFO	2026	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

DIRECTOR COMPENSATION

The following table sets forth director compensation for the fiscal years ended January 31, 2026 and January 31, 2025:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)
Dapeng Ma 2026 2025	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Yitian Xue 2026 2025	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

We have not compensated our officer and director for their service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 31, 2026 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Dapeng Ma 102 Swift Irvine, CA 92618	25,000,000 shares of common stock (indirect)	37.54%

Common Stock	Yitian Xue 1752 Apricot Tree Place Upland, CA 91784	25,000,000 shares of common stock (indirect)	37.54%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of January 31, 2026, there were 66,599,350 shares of our common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions

As of January 31, 2026, we issued a total of 50,000,000 shares of restricted common stock to Star Success Business LLC. Star Success Business LLC is 100% owned by Dapeng Ma and Yitian Xue, who are the directors and executive officers of our company.

In fiscal year ended January 31, 2024, after acquiring the controlling shares from the previous sole officer and director Daniella Strygina, Star Success Business LLC made interest-free loan to Glidelogic Corp for daily operation purposes as its parent company.   Star Success Business will be repaid from revenues of operations if and when the Company generate revenues to pay the obligation. There is no assurance that the Company will ever generate revenues from its operations. The loan was documented in a loan agreement and the terms are renegotiable for renewal. As of January 31, 2026, $5,000 remains as loan payable to Star Success Business LLC. No repayment has been made as of January 31, 2026.

Streamline USA, Inc., a related company to Glidelogic Corp through ultimate beneficiary owners of Dapeng Ma and Yitian Xue, also made loans to the Company to support the daily operations. Per agreement, full amount of the loan made before the end of January 31, 2024 was offset by a consulting service that Glidelogic Corp provided Streamline USA, Inc during fiscal year 2024. In fiscal year 2025, Streamline made additional loan to the Company, part of the loan was offset by the remaining consulting service fee charge by Glidelogic, and the rest of the loan was paid off and as of January 31, 2025, During fiscal year 2026, Streamline made addition interest-free loan to GDLG. No repayment was made during the year, and the Loan Payable balance to Streamline is $104,563 as of January 31, 2026.

During fiscal year 2025 and 2026, as one of the Company’s ultimate beneficiary owners, Mr. Dapeng Ma made interest-free loan to Glidelogic Corp for daily operation purposes, partial repayment has been made. Mr. Ma will continue to be repaid from revenues of operations if and when we generate revenues to pay the obligation. There is no assurance that the Company will ever generate revenues from its operations. The loan was documented in a loan agreement and the terms are renegotiable for renewal. As of January 31, 2026, the Loan Payable balance to Mr. Ma is $9,300.

In addition, during fiscal year 2025 and 2026, as one of the Company’s ultimate beneficiary owners, Mr. Yitian Xue made interest-free loan to Glidelogic Corp for daily operation purposes, partial repayment has been made. Mr. Xue will continue to be repaid from revenues of operations if and when we generate revenues to pay the obligation. There is no assurance that the Company will ever generate revenues from its operations. The loan was documented in a loan agreement and the terms are renegotiable for renewal. As of January 31, 2026, $9,300 remains as loan payable to Mr. Xue.

Item 14. Principal Accountant Fees and Services

During fiscal year ended January 31, 2026, we remitted $27,800 in fees to our principal independent accountants for professional services rendered in connection with the audit of our January 31, 2026 financial statements, reviews of our financial statements for the quarters ended April 30, 2025, July 31, 2025 and October 31, 2025.

Fees	2026	2025
Audit Fees	$27,800	$26,114
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$27,800	$26,114

PART IV

Item 15. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2

Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Culver City, California, on April 27, 2026.

GLIDELOGIC CORP.

By:	/s/ Yitian Xue
Name:	Yitian Xue
Title:	Chief Executive Officer / Chief Financial Officer