Form 10-Q
period 2026-04-30
Glidelogic Corp.
filed 2026-06-15
CIK 1848672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2026

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

Yes ☐      No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 66,599,350 common shares issued and outstanding as of June 15, 2026.

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

GLIDELOGIC CORP.

BALANCE SHEETS

As of April 30, 2026 and January 31, 2026

	April 30, 2026	January 31, 2026
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$144	$68
Prepaid expense	15,937	2,635
Total Current Assets	16,081	2,703
Fixed Assets
Equipment, Website, net	2,388	2,493
Total Fixed Assets	2,388	2,493
Total Assets	$18,469	$5,196
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$550	$2,945
Loan Payable (to Parent Company)	5,000	5,000
Note Payable – Related Party	166,043	123,163
Total Current Liabilities	171,593	131,108
Total Liabilities	171,593	131,108
Commitments and Contingencies	-	-
Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 66,599,350 shares issued and outstanding as of April 30, 2026, and 66,599,350 as of January 31, 2026	66,599	66,599
Additional Paid in Capital	4,750	4,750
Retained Earnings	(224,473)	(197,261)
Total Stockholders’ Equity	(153,124)	(125,912)
Total Liabilities and Stockholders’ Equity	$18,469	$5,196

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF OPERATIONS

For the three months ended April 30, 2026, and 2025 (Unaudited)

	For the three months ended	For the three months ended
	April 30, 2026	April 30, 2025

REVENUES	$-	$77
Gross Profit	-	77

OPERATING EXPENSES

General and Administrative Expenses	(27,212)	(14,967)
TOTAL OPERATING EXPENSES	(27,212)	(14,967)

NET LOSS/INCOME FROM OPERATIONS	(27,212)	(14,890)

OTHER INCOME	-	-

NET LOSS BEFORE INCOME TAXES	(27,212)	(14,890)

PROVISION FOR INCOME TAXES	-	-

NET LOSS/INCOME	$(27,212)	$(14,890)

NET LOSS/INCOME PER SHARE: BASIC AND DILUTED	$-	$0

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	66,599,350	66,599,350

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended April 30, 2026, and 2025(Unaudited)

	Common Stock		Additional	Retained	Total Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	Equity (Deficit)

Balance, January 31, 2025	66,599,350	$66,599	$4,750	$(103,863)	$(32,514)
Net loss for the three months ended April 30, 2025	-	-	-	(14,890)	(14,890)
Balance, April 30, 2025	66,599,350	$66,599	$4,750	$(118,753)	$(47,404)

Balance, January 31, 2026	66,599,350	$66,599	$4,750	$(197,261)	$(125,912)
Net loss for the three months ended April 30, 2026	-	-	-	(27,212)	(27,212)
Balance, April 30, 2026	66,599,350	$66,599	$4,750	$(224,473)	$(153,124)

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CASH FLOWS

For the three months ended April 30, 2026, and 2025 (Unaudited)

	For the three months ended	For the three months ended
	April 30, 2026	April 30, 2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,212)	$(14,890)
Adjustments to reconcile net loss to net cash provided by operations:
Accounts Payable	(2,395)	(8,477)
Depreciation Expense	105	105
Prepaid Expense	(13,302)	(13,350)
CASH FLOWS USED IN OPERATING ACTIVITIES	$(42,804)	$(36,612)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-
CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Note Payable – Related Party	42,880	34,554
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	42,880	34,554
NET CHANGE IN CASH	76	(2,058)
Cash, beginning of period	68	2,107
Cash, end of period	$144	$49

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

As at April 30, 2026 (Unaudited)

1.ORGANIZATION AND NATURE OF BUSINESS

GLIDELOGIC CORP. (“the Company”) was incorporated in the State of Nevada on December 11, 2020. The Company is an artificial intelligence technology company focused on AI-driven creative content production and related software development and consulting services. As of April 30, 2026, the Company's principal office is located at 8275 S. Eastern Ave. Suite 200-#406, Las Vegas, Nevada, United States. The Company engages with customers and vendors both within and outside of the United States.

2.GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company had $0 revenues for the three months ended April 30, 2026. The Company has had no income in current year and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period. As of April 30, 2026, the Company also had negative working capital and incurred net cash used in operating activities, primarily driven by continued AI development expenditures, and general corporate operating costs. These activities currently require the use of cash resources without providing offsetting revenue. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with GAAP and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2026, and not indicative of future results.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2026.

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

Accounts Receivable and Expected Credit Loss

In accordance with ASC 326, "Measurement of Credit Losses on Financial Instruments", accounts receivable are recognized upon delivery of goods or services. The Company adopts the Current Expected Credit Loss (CECL) model, which necessitates the recognition of expected credit losses over the life of the asset. This model incorporates historical data, current conditions, and reasonable future forecasts. Accounts deemed uncollectible are written off against the allowance for doubtful accounts. As of April 30, 2026, the Company has assessed its accounts receivable for impairment under the CECL model and has made appropriate adjustments in line with GAAP standards.

Stock-Based Compensation

On November 6, 2024, Glidelogic Corp. filed a Form S-8 with the U.S. Securities and Exchange Commission (SEC) to announce the issuance of 2,000,000 shares of common stock as service shares. As of April 30, 2026, a total of 28 individuals have received 200 bonus shares each, amounting to an aggregate of 5,600 shares. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2026, there were no potentially dilutive debt or equity instruments issued or outstanding.

4.FIXED ASSETS

	Equipment	Website	Total
Cost
As of January 31, 2026	$4,453	-	4,453
Additions	-	-	-
Disposals	-	-	-
As of April 30, 2026	$4,453	-	4,453

Depreciation
As of January 31, 2026	$(1,960)	-	(1,960)
Change for the period	(105)	-	(105)
As of April 30, 2026	$(2,065)	-	(2,065)

Net book value	$2,388	-	2,388

	Equipment	Website	Total
Cost
As of January 31, 2025	$4,453	-	4,453
Additions	-	-	-
Disposals	-	-	-
As of January 31, 2026	$4,453	-	4,453

Depreciation
As of January 31, 2025	$(1,540)	-	(1,540)
Change for the period	(420)	-	(420)
As of January 31, 2026	$(1,960)	-	(1,960)

Net book value	$2,493	-	2,493

5.RELATED PARTY TRANSACTIONS

In terms of related party transactions, Streamline and Glidelogic Corp. share the same ultimate controlling persons – Mr. Dapeng Ma and Mr. Yitian Xue. While they hold majority interest in Streamline, together they own 100% of Star Success Business, LLC (SSB), which owns 75% of Glidelogic’s interest.

On February 1, 2026, Glidelogic executed separate Promissory Note Amendments with Streamline, Dapeng Ma, Yitian Xue, and Star Success Business extending the maturity date of each loan to January 31, 2027. Under the amended terms, all outstanding loans will remain interest-free until January 31, 2027. Thereafter, a simple annual interest rate of 3% will apply, calculated on a 365-day year basis. Interest will begin accruing from February 1, 2027, until the loan is repaid. The terms may be renegotiated upon mutual agreement.

The related party transactions are as follows:

a.For of the three months ended April 30, 2026, Streamline USA, Inc. has made no additional loan to GDLG since fiscal year ended January 31, 2026. The Note Payable balance to Streamline is $104,563, no repayment was made during this period.

Date	Details	Amount	Int. Accrue Starting
Beginning Balance January 31, 2026		$104,563	2027/02/01
		$0

Total Loan Amount as of 04/30/2026		$104,563

b.For the three months ended April 30, 2026, Mr. Dapeng Ma (director of the Company) loaned $20,600 to the Company as listed below. With the $9,300 Note Payable balance to Mr. Ma on January 31, 2026, the total Note Payable to Mr. Ma is $29,900 as of April 30, 2026, no repayment was made during this period.

Date	Details	Amount	Int. Accrue Starting
Beginning Balance January 31, 2026		$9,300
2026/02/23	Loan to GDLG	$1,600	2027/02/01
2026/02/27	Loan to GDLG	$19,000	2027/02/01
Total Loan Amount as of 04/30/2026		$29,900

c.For the three months ended April 30, 2026, Mr. Yitian Xue (director of the Company) loaned $22,646 to the Company as listed below, also two correction entries as prior period adjustment totaling $366 have been booked to reduce Mr. Xue’s loan amount. With the $9,300 Note Payable balance to Mr. Xue on January 31, 2026, the total Note Payable to Mr. Xue is $31,580 as of April 30, 2026.

Date	Details	Amount	Int. Accrue Starting
Beginning Balance January 31, 2026		$9,300
2026/02/02	Loan to GDLG	$700	2027/02/01
2026/02/02	Loan to GDLG	$300	2027/02/01
2026/02/04	Loan to GDLG	$300	2027/02/01
2026/03/05	Loan to GDLG	$30	2027/02/01
2026/03/06	Loan to GDLG	$100	2027/02/01
2026/03/18	Loan to GDLG	$848	2027/02/01
2026/03/14	Loan to GDLG	$100	2027/02/01
2026/03/17	Loan to GDLG	$100	2027/02/01
2026/04/01	Loan to GDLG	$500	2027/02/01
2026/04/02	Loan to GDLG	$700	2027/02/01
2026/04/05	Loan to GDLG	$30	2027/02/01
2026/04/06	Loan to GDLG	$8,754	2027/02/01
2026/04/22	Loan to GDLG	$500	2027/02/01
2026/04/24	Loan to GDLG	$8,625	2027/02/01
2026/04/24	Loan to GDLG	$259	2027/02/01
2026/04/27	Loan to GDLG	$100	2027/02/01
2026/04/28	Loan to GDLG	$700	2027/02/01
2026/04/30	Adj. to 2025/06/30 AWS Payment	($166)	2027/02/01
2026/04/30	Adj. to 2025/07/31 AWS Payment	($200)	2027/02/01
Total Loan Amount as of 04/30/2026		$31,580

d.As of April 30, 2026, parent company Star Success Business, LLC still has an inter-company loan agreement with GDLG. The total principal loan amount from SSB to GLDG is $5,000 as shown in the table below, no repayment was made during this period.

Date	Details	Amount	Int. Accrue Starting
Beginning Balance January 31, 2026		5,000	2027/02/01
		$0
Total Loan Amount as of 04/30/2026		$5,000

6.COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized, which is the result of the Company’s 25 to 1 forward stock split of its common stock effective in August, 2023.

On November 6, 2024, the Company filed a Form S-8 with the U.S. Securities and Exchange Commission (SEC) to announce the issuance of 2,000,000 shares of common stock as service shares. As of April 30, 2026, a total of 28 individuals has each received 200 bonus shares, amounting to an aggregate of 5,600 shares.  The total cost basis of these shares is $4,756, determined based on the fair market value of the stock on the respective grant dates. No service shares were issued in FY 2026 and thus far in FY 2027.

As of April 30, 2026, there were 66,599,350 shares of common stock issued and outstanding.

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

8.INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of April 30, 2026, the Company had net operating loss carry forwards of approximately $186,430 that may be available to reduce future years’ taxable income in varying amounts indefinitely.

Future tax benefits which may arise because of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The income tax valuation allowance as of April 30, 2026, was approximately $39,150. The net change in income tax valuation allowance from January 31, 2026, through April 30, 2026, was $5,715. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2026.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	April 30, 2026	January 31, 2026
Non-current deferred tax assets:
Net operating loss carry forward	$(186,430)	$(159,218)
Valuation allowance	$186,430	$159,218
Net deferred tax assets	$-	$-

The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the full valuation allowance recorded against its deferred tax assets. The actual tax benefit at the expected rate of 21% does not differ from the expected tax benefit for the three months ended April 30, 2026, as follows:

	April 30, 2026	January 31, 2026
Computed “expected” tax expense (benefit)	$(5,715)	$(19,614)
Change in valuation allowance	$5,715	$19,614
Actual tax expense (benefit)	$-	$-

The related deferred tax benefits for the above unused tax losses have not been fully recognized as it is not reasonably certain that they will be realized. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

9.SUBSEQUENT EVENTS

Subsequent to April 30, 2026, Mr. Dapeng Ma provided additional funding to the Company through bank transfer. The total amount of such funding was $500 in May and $1,000 in June, 2026. As a result, the Company’s outstanding loan payable to Mr. Ma was $31,400 as of June 10, 2026.

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

OFFICES

As of April 30, 2026, the Company’s principal executive office is located at 8275 S. Eastern Ave., Suite 200-#406, Las Vegas, Nevada 89123.

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

RESULTS OF OPERATIONS

For the three months ended April 30, 2026, Glidelogic generated $0 in revenue, compared to $77 of revenue for the same period in 2025. The decrease was primarily due to limited revenue-generating activities during the current quarter as the Company continued to focus on developing and refining its AI-driven platforms and solutions.

For the three months ended April 30, 2026, we incurred operating expenses of $27,212, compared to $14,967 for the same period in 2025. The increase in operating expenses was primarily attributable to higher professional fees, mainly due to the timing and increase of annual audit fees, as well as education and training expenses related to AI development and increased R&D costs associated with developing various AI-powered applications and platforms.

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

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2026, our total assets were $18,469. Total assets were comprised of $16,081 in current assets and $2,388 in fixed assets, compared to total assets of $5,196 as of January 31, 2026, which included $2,703 in current assets and $2,493 in fixed assets.

As of April 30, 2026, our current liabilities were $171,593 and our stockholders’ equity was $(153,124), compared to current liabilities of $131,108 and stockholders’ equity of $(125,912) as of January 31, 2026..

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended April 30, 2026 net cash flows used in operating activities was $42,804.

For the three months ended April 30, 2025 net cash flows used in operating activities was $36,612.

The increase in cash used in operating activities was primarily attributable to increased professional fees and costs associated with product development.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended April 30, 2026 we have generated $0 in investing activities.

For the three months ended April 30, 2025 we have generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended April 30, 2026 net cash flows provided by financing activities was $42,880.

For the three months ended April 30, 2025 net cash flows provided by financing activities was $34,554.

The increase in cash provided by financing activities was primarily attributable to increased funding from related party loans used to support the Company’s operations during the year.

The Company’s cash flow change in Q1 remained relatively steady compared to prior quarters but it still heavily relied on the Company’s controlling shareholders and related party loans. Pursuant to the provisions of the One Big Beautiful Bill Act, and the newly enacted IRC Section 174A, the Company is permitted to immediately expense domestic research and experimental (R&D) expenditures for tax years beginning after December 31, 2024. Starting in Q2, the Company has taken on this opportunity to increase its R&D activity on Ai application development, which increased the cash flows used by operating activities.

Between November 8, 2024 and December 4, 2024, a total of 28 individuals have received 200 bonus shares each, amounting to an aggregate of 5,600 shares. The total cost basis of these shares is $4,756, determined based on the fair market value of the stock on the respective grant dates. This transaction was recognized as an expense on the income statement but did not impact the Company's cash flow, as it was a non-cash equity issuance. No additional services shares were issued in FYE 2026 or current quarter. As a result, as of April 30, 2026, there were a total of 66,599,350 shares of common stock issued and outstanding.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, Nevada, on June 15, 2026.

GLIDELOGIC CORP.

By:	/s/ Yitian Xue
	Name:	Yitian Xue
	Title:	Chief Executive Officer / Chief Financial Officer