Form 10-Q
period 2026-07-31
Glidelogic Corp.
filed 2026-09-14
CIK 1848672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2026

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

Yes ☒       No ☐

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

Yes ☐      No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 66,599,350 common shares issued and outstanding as of September 14, 2026.

GLIDELOGIC CORP.

QUARTERLY REPORT ON FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited interim financial statements of Glidelogic Corp. (the “Company,” “we,” “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

These interim financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

In the opinion of management, the accompanying interim financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows for the interim periods presented.

GLIDELOGIC CORP.

BALANCE SHEETS

As of July 31, 2026 (Unaudited) and January 31, 2026 (Audited)

	July 31, 2026	January 31, 2026
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$149	$68
Prepaid expense	11,325	2,635
Total Current Assets	11,474	2,703
Fixed Assets
Equipment, net	2,283	2,493
Total Fixed Assets	2,283	2,493
Total Assets	$13,757	$5,196
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$2,118	$2,945
Loan Payable (to Parent Company)	5,000	5,000
Note Payable – Related Party	124,569	123,163
Total Current Liabilities	131,687	131,108
Total Liabilities	131,687	131,108

Commitments and Contingencies	-	-
Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 66,599,350 shares issued and outstanding as of July 31, 2026, and 66,599,350 as of January 31, 2026	66,599	66,599
Additional Paid in Capital	4,750	4,750
Retained Earnings	(189,279)	(197,261)
Total Stockholders’ Equity	(117,930)	(125,912)
Total Liabilities and Stockholders’ Equity	$13,757	$5,196

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF OPERATIONS

For the three months and six months ended July 31, 2026, and 2025 (Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	July 31, 2026	July 31, 2025	July 31, 2026	July 31, 2025

REVENUES	$160,038	$-	$160,038	$77
Cost of Revenue	100,500	-	100,500	-
Gross Profit	59,538	-	59,538	77

General and Administrative Expenses	(24,344)	(23,030)	(51,556)	(37,997)
TOTAL OPERATING EXPENSES	(24,344)	(23,030)	(51,556)	(37,997)

INCOME (LOSS) FROM OPERATIONS	35,194	(23,030)	7,982	(37,920)

OTHER INCOME/EXPENSE	-	-	-	-

INCOME (LOSS) BEFORE INCOME TAXES	35,194	(23,030)	7,982	(37,920)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$35,194	$(23,030)	$7,982	$(37,920)

NET INCOME PER SHARE: BASIC AND DILUTED	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	66,599,350	66,599,350	66,599,350	66,599,350

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months and six months ended July 31, 2026, and 2025 (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity (Deficit)

Balance, April 30, 2025	66,599,350	$66,599	$4,750	$(118,753)	$(47,404)
Net loss for the three months ended July 31, 2025	-	-	-	(23,030)	(23,030)
Balance, July 31, 2025	66,599,350	$66,599	$4,750	$(141,783)	$(70,434)

Balance, April 30, 2026	66,599,350	$66,599	$4,750	$(224,473)	$(153,124)
Net income for the three months ended July 31, 2026	-	-	-	35,194	35,194
Balance, July 31, 2026	66,599,350	$66,599	$4,750	$(189,279)	$(117,930)

Balance, January 31, 2025	66,599,350	$66,599	$4,750	$(103,863)	$(32,514)
Net loss for the six months ended July 31, 2025	-	-	-	(37,920)	(37,920)
Balance, July 31, 2025	66,599,350	$66,599	$4,750	$(141,783)	$(70,434)

Balance, January 31, 2026	66,599,350	$66,599	$4,750	$(197,261)	$(125,912)
Net income for the six months ended July 31, 2026	-	-	-	7,982	7,982
Balance, July 31, 2026	66,599,350	$66,599	$4,750	$(189,279)	$(117,930)

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

STATEMENTS OF CASH FLOWS

For the six months ended July 31, 2026, and 2025 (Unaudited)

	For the six months ended	For the six months ended
	July 31, 2026	July 31, 2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,982	$(37,920)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accounts Payable	(827)	(7,469)
Customer Prepayments (Deferred Income)	-	(825)
Depreciation Expense	210	210
Prepaid Expense	(8,690)	(9,345)
CASH FLOWS USED IN OPERATING ACTIVITIES	$(1,325)	$(55,349)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-
CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Note Payable – Related Party	1,406	55,391
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,406	55,391
NET CHANGE IN CASH	81	42
Cash, beginning of period	68	2,107
Cash, end of period	$149	$2,149

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

GLIDELOGIC CORP.

NOTES TO THE FINANCIAL STATEMENTS

As of July 31, 2026 (Unaudited)

1.ORGANIZATION AND NATURE OF BUSINESS

GLIDELOGIC CORP. (“the Company”) was incorporated in the State of Nevada on December 11, 2020. The Company is an artificial intelligence technology and business solutions company focused on developing and implementing AI-enabled workflows, software solutions and related consulting services for commercial enterprises. As of July 31, 2026, the Company's principal office is located at 8275 S. Eastern Ave. Suite 200-#406, Las Vegas, Nevada, United States. The Company engages with customers and vendors both within and outside of the United States.

2.GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company generated revenues of $160,038 for both the three and six months ended July 31, 2026, and reported net income of $35,194 and $7,982 for the three and six months ended July 31, 2026, respectively. Substantially all of the revenue recognized during these periods was derived from a single project-based consulting engagement and, therefore, does not yet represent an established recurring source of revenue sufficient to cover the Company’s operating costs over an extended period. As of July 31, 2026, the Company had cash of $149, negative working capital of $120,213, and net cash used in operating activities during the six-month period. Accordingly, notwithstanding the revenue and net income recognized during the current period, substantial doubt exists about the Company’s ability to continue as a going concern.

Management anticipates that, for the near future, the Company will remain dependent on successfully obtaining additional customer engagements and, as necessary, additional financing to fund its operations. The Company intends to continue pursuing revenue-generating opportunities consistent with its business plan and to seek additional funds through the capital markets. However, there can be no assurance that the Company will be successful in obtaining sufficient additional business or financing, achieving sustained profitability, or continuing as a going concern.

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with GAAP and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

The Company’s year-end is January 31.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions are based on management’s judgment and the information available at the time they are made. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2026.

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

Accounts Receivable and Expected Credit Loss

In accordance with ASC 326, "Measurement of Credit Losses on Financial Instruments", accounts receivable are recognized upon delivery of goods or services. The Company applies the Current Expected Credit Loss (CECL) model, which necessitates the recognition of expected credit losses over the life of the asset. This model incorporates historical data, current conditions, and reasonable future forecasts. Accounts deemed uncollectible are written off against the allowance for doubtful accounts. The Company evaluates the adequacy of the allowance for expected credit losses at each reporting date and records any necessary adjustments based on the results of that evaluation.

Stock-Based Compensation

On November 6, 2024, Glidelogic Corp. filed a registration statement on Form S-8 registering up to 2,000,000 shares of common stock that may be issued as compensation for services. As of July 31, 2026, an aggregate of 5,600 shares had been issued to 28 individuals under the registration statement. Stock-based compensation is measured and recognized at fair value in accordance with ASC 718, when applicable. The Company has not adopted a stock option plan and has not granted any stock options.

Fixed Assets

Equipment is stated at cost, net of accumulated depreciation. The cost of equipment is depreciated using the straight-line method over five years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals, and replacements that increase the equipment's useful life are capitalized. When equipment is sold or retired, its cost and the related accumulated depreciation are removed from the appropriate accounts, and any resulting gain or loss is recognized in the Statements of Operations.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

The Company applies the following five-step model:

Step 1: Identify the contract with the customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when or as the performance obligations are satisfied.

The Company’s revenues are primarily derived from software development and consulting and other service arrangements, including commissions and rebates earned in connection with such services. Revenue from software and other project deliverables is recognized at a point in time when control of the deliverable is transferred to the customer. Service revenue is recognized over time when the applicable criteria under ASC 606 are met and as the related performance obligations are satisfied; otherwise, revenue is recognized at a point in time upon completion and delivery of the services or the customer’s acceptance, as applicable. Commission and rebate consideration is variable and generally depends on transaction data that is compiled, reconciled, and finalized through the applicable internal or external settlement process after the end of the relevant reporting quarter. Because the Company generally cannot reasonably determine the final amount until that settlement process is completed, such revenue is recognized when the related services have been performed and the settlement information becomes available, which typically occurs in a subsequent quarter.

Payment Terms: Payment terms vary depending on the nature and terms of each customer arrangement and may include advance deposits, upfront retainers, periodic payments, or payment upon completion and delivery. Amounts received from customers before the related performance obligations are satisfied are recorded as contract liabilities, presented as deferred revenue, and recognized as revenue when or as the applicable performance obligations are satisfied. Amounts for which the Company has an unconditional right to consideration, but which have not yet been collected, are recorded as accounts receivable.

For contracts involving noncash consideration, the transaction price is measured at the fair value of the noncash consideration at contract inception, when such fair value can be reasonably estimated. If the fair value of the noncash consideration cannot be reasonably estimated, the Company measures the consideration indirectly by reference to the standalone selling price of the goods or services promised to the customer. Revenue is recognized when or as the applicable performance obligations are satisfied in accordance with ASC 606.

Recent Accounting Pronouncements

The Company has evaluated recently issued accounting pronouncements, including those not yet effective, and does not expect them to have a material effect on the Company’s financial position, results of operations, or cash flows, except for any additional disclosures that may be required.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This update requires public companies, including single-reportable segment entities, to provide enhanced disclosures about significant segment expenses and other segment items. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company operates as a single reportable segment and has adopted this standard. The adoption did not have a material effect on the recognition or measurement of amounts reported in the Company’s financial statements and resulted primarily in enhanced segment disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This standard enhances the transparency and decision usefulness of income tax disclosures, primarily through improvements to rate reconciliation and income taxes paid disclosures. The standard is effective for fiscal years beginning after December 15, 2024. The Company has adopted this standard. The adoption did not have a material effect on the Company’s financial position, results of operations, or cash flows, as the amendments primarily affect income tax disclosures.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260, Earnings Per Share. Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except when their effect would be antidilutive. As of July 31, 2026, the Company had no potentially dilutive debt or equity instruments issued or outstanding.

4.FIXED ASSETS

	Equipment	Total
Cost
As of January 31, 2026	$4,453	4,453
Additions	-	-
Disposals	-	-
As of July 31, 2026	$4,453	4,453

Depreciation
As of January 31, 2026	$(1,960)	(1,960)
Change for the period	(210)	(210)
As of July 31, 2026	$(2,170)	(2,170)

Net book value	$2,283	2,283

	Equipment	Total
Cost
As of January 31, 2025	$4,453	4,453
Additions	-	-
Disposals	-	-
As of January 31, 2026	$4,453	4,453

Depreciation
As of January 31, 2025	$(1,540)	(1,540)
Change for the period	(420)	(420)
As of January 31, 2026	$(1,960)	(1,960)

Net book value	$2,493	2,493

5.RELATED PARTY TRANSACTIONS

Streamline USA, Inc. (“Streamline”) and Glidelogic Corp. are under common control by Mr. Dapeng Ma and Mr. Yitian Xue. Mr. Ma and Mr. Xue hold a majority ownership interest in Streamline and collectively own 100% of Star Success Business, LLC (“SSB”), which owns approximately 75% of the Company’s outstanding common stock.

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

The related party transactions are as follows:

a.For the six months ended July 31, 2026, Streamline made no additional loans to the Company, and the Company made no repayments to Streamline. The note payable to Streamline had an outstanding principal balance of $104,563 as of both January 31, 2026 and July 31, 2026.

Date	Details	Amount	Int. Accrue Start Date
Beginning Balance January 31, 2026		$104,563	2027/02/01
		$0

Total Loan Amount as of 07/31/2026		$104,563

During the three and six months ended July 31, 2026, the Company engaged Streamline under a project-based service arrangement to provide substantially all vendor services associated with an AI workflow optimization and advisory engagement performed for a customer. Fees incurred under this arrangement totaled $100,500 and were recorded as cost of revenue. As of July 31, 2026, the full amount had been paid and no related amount remained outstanding. This service arrangement was separate from the outstanding promissory note payable to Streamline described above.

b.For the six months ended July 31, 2026, Mr. Dapeng Ma (director of the Company) loaned $29,650 to the Company and received $24,500 as repayment as listed below. With the $9,300 Note Payable balance to Mr. Ma on January 31, 2026, the total Note Payable to Mr. Ma is $14,450 as of July 31, 2026.

Date	Details	Amount	Int. Accrue Start Date
Beginning Balance January 31, 2026		$9,300
2026/02/23	Loan to GDLG	$1,600	2027/02/01
2026/02/27	Loan to GDLG	$19,000	2027/02/01
2026/05/26	Loan to GDLG	$500	2027/02/01
2026/06/01	Loan to GDLG	$550	2027/02/01
2026/06/02	Loan to GDLG	$450	2027/02/01
2026/06/12	Loan to GDLG	$3,000	2027/02/01
2026/06/12	Loan to GDLG	$850	2027/02/01
2026/06/15	Loan to GDLG	$2,500	2027/02/01
2026/07/02	Loan to GDLG	$200	2027/02/01
2026/07/13	Payment from GDLG	$(24,500)	2027/02/01
2026/07/29	Loan to GDLG	$1,000	2027/02/01
Total Loan Amount as of 07/31/2026		$14,450

c.For the six months ended July 31, 2026, Mr. Yitian Xue, a director of the Company, loaned $31,322 to the Company and received repayments totaling $34,700. In addition, two correcting entries related to prior-period AWS payments, totaling $366, were recorded to reduce the outstanding loan balance. As a result, the note payable to Mr. Xue decreased from $9,300 as of January 31, 2026 to $5,556 as of July 31, 2026.

Date	Details	Amount	Int. Accrue Start Date
Beginning Balance January 31, 2026		$9,300
2026/02/02	Loan to GDLG	$700	2027/02/01
2026/02/02	Loan to GDLG	$300	2027/02/01
2026/02/04	Loan to GDLG	$300	2027/02/01
2026/03/05	Loan to GDLG	$30	2027/02/01
2026/03/06	Loan to GDLG	$100	2027/02/01
2026/03/18	Loan to GDLG	$848	2027/02/01
2026/03/14	Loan to GDLG	$100	2027/02/01
2026/03/17	Loan to GDLG	$100	2027/02/01
2026/04/01	Loan to GDLG	$500	2027/02/01
2026/04/02	Loan to GDLG	$700	2027/02/01
2026/04/05	Loan to GDLG	$30	2027/02/01
2026/04/06	Loan to GDLG	$8,754	2027/02/01
2026/04/22	Loan to GDLG	$500	2027/02/01
2026/04/24	Loan to GDLG	$8,625	2027/02/01
2026/04/24	Loan to GDLG	$259	2027/02/01
2026/04/27	Loan to GDLG	$100	2027/02/01
2026/04/28	Loan to GDLG	$700	2027/02/01
2026/04/30	Adj. to 2025/06/30 AWS Payment	$(166)	2027/02/01
2026/04/30	Adj. to 2025/07/31 AWS Payment	$(200)	2027/02/01
2026/05/05	Loan to GDLG	$90	2027/02/01
2026-06-09	Loan to GDLG	$70	2027/02/01
2026-06-09	Loan to GDLG	$70	2027/02/01
2026-06-24	Payment from GDLG	$(9,700)	2027/02/01
2026-07-06	Loan to GDLG	$500	2027/02/01
2026-07-10	Payment from GDLG	$(25,000)	2027/02/01
2026-07-13	Loan to GDLG	$300	2027/02/01
2026-07-31	Loan to GDLG	$4,601	2027/02/01
2026-07-31	Loan to GDLG	$3,045	2027/02/01
Total Loan Amount as of 07/31/2026		$5,556

d.As of July 31, 2026, the Company had an outstanding loan payable to its parent company, Star Success Business, LLC. The outstanding principal balance was $5,000 as of both January 31, 2026 and July 31, 2026, and no additional loans or repayments occurred during the six months ended July 31, 2026.

Date	Details	Amount	Int. Accrue Start Date
Beginning Balance January 31, 2026		$5,000	2027/02/01
		$0
Total Loan Amount as of 07/31/2026		$5,000

6.CUSTOMER AND VENDOR CONCENTRATIONS

For the three and six months ended July 31, 2026, one customer accounted for $160,000, or approximately 100%, of the Company’s total revenue. Revenue from this customer was derived from a single project-based consulting engagement. As of July 31, 2026, no accounts receivable from this customer remained outstanding.

During the same periods, Streamline USA, Inc., a related party, accounted for $100,500, or 100%, of the Company’s cost of revenue. As of July 31, 2026, the full amount had been paid and no related accounts payable remained outstanding. See Note 5 — Related Party Transactions.

7.COMMON STOCK

The Company is authorized to issue 75,000,000 shares of common stock, par value $0.001 per share.

On November 6, 2024, the Company filed a registration statement on Form S-8 registering up to 2,000,000 shares of common stock that may be issued as compensation for services. Between November 8, 2024 and December 4, 2024, an aggregate of 5,600 shares were issued to 28 individuals under the registration statement. The aggregate grant-date fair value of the shares was $4,756 and was recognized as stock-based compensation. No service shares were issued during the fiscal year ended January 31, 2026 or during the six months ended July 31, 2026.

As of July 31, 2026, the Company had 66,599,350 shares of common stock issued and outstanding.

8.COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in litigation, claims, and other proceedings arising in the ordinary course of business. The Company records a liability for a loss contingency when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. As of July 31, 2026, the Company was not involved in any pending legal proceedings or claims requiring recognition or disclosure in the financial statements.

9.INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities, as well as for net operating loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Based on the Company’s most recently filed federal and California income tax returns, the Company had federal and California net operating loss carryforwards of approximately $152,394 each as of January 31, 2026. The federal net operating losses were generated after December 31, 2017 and may be carried forward indefinitely, subject to the applicable limitation on the amount that may be utilized in any taxable year. The California net operating loss carryforwards are subject to applicable state carryforward periods and utilization limitations.

Although the Company generated income during the six months ended July 31, 2026, management currently expects the Company to incur a net loss for the fiscal year ending January 31, 2027 as a result of anticipated operating expenses during the remainder of the fiscal year. The Company also has a history of cumulative losses, and its current-year revenue is substantially attributable to a project-based engagement that may not represent a recurring source of revenue. Accordingly, management has maintained a full valuation allowance against the Company’s net deferred tax assets as of July 31, 2026.

Income tax expense or benefit for interim periods is determined using the Company’s estimated annual effective tax rate applied to year-to-date income or loss before income taxes, together with the effect of any items required to be recognized discretely in the interim period. Based on management’s current forecast of a loss for the fiscal year ending January 31, 2027, the expected federal income tax benefit is fully offset by a valuation allowance, resulting in an estimated annual effective federal income tax rate of zero. The estimated annual effective tax rate is subject to revision as additional information becomes available and as the Company’s forecast of annual income or loss changes.

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense. The Company had no material uncertain tax positions as of July 31, 2026 and January 31, 2026. The Company remains subject to examination by federal and state taxing authorities for tax years that remain open under the applicable statutes of limitation.

The table below presents the federal tax effect of the Company’s net operating loss carryforwards:

	July 31, 2026	January 31, 2026
Federal net operating loss carryforwards	$152,394	$152,394
Gross deferred tax asset—NOL carryforwards at 21%	$32,003	$32,003
Valuation allowance	$(32,003)	$(32,003)
Net deferred tax assets	$-	$-

The net operating loss carryforward amounts presented above are based on the Company’s most recently filed federal income tax return for the fiscal year ended January 31, 2026. Based on management’s current forecast, the Company does not expect to utilize any of its existing federal net operating loss carryforwards during the fiscal year ending January 31, 2027. Although the Company currently expects to generate an additional federal taxable loss for the current fiscal year, the amount of any additional net operating loss carryforward will depend on the Company’s actual results and completion of its federal income tax return for the fiscal year ending January 31, 2027 and, accordingly, has not been included in the amounts presented above. The Company has maintained a full valuation allowance against the related deferred tax asset as of July 31, 2026.

The Company’s California net operating loss carryforward also gives rise to a deferred tax asset, which is fully offset by a valuation allowance. Accordingly, no net California deferred tax asset was recognized as of July 31, 2026 or January 31, 2026.

The Company’s estimated annual effective federal income tax rate differs from the U.S. federal statutory rate of 21% primarily because management currently expects the Company to incur a taxable loss for the fiscal year ending January 31, 2027, and the related expected income tax benefit is fully offset by a valuation allowance. Although the Company reported income before income taxes for the six months ended July 31, 2026, anticipated operating expenses during the remainder of the fiscal year are expected to result in an annual loss. Accordingly, the Company’s estimated annual effective federal income tax rate was zero, and no provision for federal income taxes was recognized for the six months ended July 31, 2026.

	July 31, 2026	January 31, 2026
Computed expected federal income tax expense (benefit) at 21%	$1,676	$(19,614)
Effect of estimated book-to-tax differences	$-	$-
Effect of estimated annual loss and application of the interim effective tax rate	$-	$-
Effect of valuation allowance	$(1,676)	$19,614
Provision for federal income taxes	$-	$-

For the six months ended July 31, 2026, the Company reported year-to-date income before income taxes of $7,982. However, based on management’s current forecast of operating results for the remainder of the fiscal year, the Company expects to incur both a book loss and a taxable loss for the fiscal year ending January 31, 2027. The expected federal income tax benefit associated with the forecasted annual taxable loss is fully offset by a valuation allowance. Accordingly, the Company’s estimated annual effective federal income tax rate was zero, and no provision for federal income taxes was recognized for the six months ended July 31, 2026. The estimated annual effective tax rate is subject to revision as the Company’s annual forecast and taxable income estimates are updated.

10.SUBSEQUENT EVENTS

During August 2026, the Company made loan repayments totaling $7,900 to Mr. Dapeng Ma. As a result, the outstanding loan payable to Mr. Ma was $6,550 as of September 14, 2026.

During August 2026, Mr. Yitian Xue advanced an additional $444 to the Company, and the Company made loan repayments totaling $5,100 to Mr. Xue. As a result, the outstanding loan payable to Mr. Xue was $900 as of September 14, 2026.

During August 2026, the Company made loan repayments totaling $27,000 to Streamline USA, Inc. As a result, the outstanding loan payable to Streamline USA, Inc. decreased from $104,563 as of July 31, 2026 to $77,563 as of September 14, 2026.

In August 2026, the Company agreed to provide Phase IV of its AI workflow optimization and advisory project to E-Fast Electronic (HK) (“E-Fast”), an unrelated customer, for total consideration of $300,000. During August 2026, the Company received three advance payments from E-Fast totaling $290,000. The remaining $10,000 will be invoiced upon completion and written acceptance of the Phase IV deliverables. The Phase IV work is expected to be delivered as a single, integrated project on or before October 23, 2026.

In connection with the Phase IV customer engagement, the Company engaged Streamline, a related party, to provide project-related professional services for a total fee of $240,000. During August 2026, the Company made three advance payments to Streamline totaling $232,000. The remaining $8,000 will be payable upon completion and written acceptance of Streamline’s deliverables. Streamline’s work is expected to be delivered as a single, integrated project on or before October 16, 2026.

The customer and vendor advance payments described above occurred after July 31, 2026 and relate to services to be performed after that date. Accordingly, no revenue, cost of revenue, or related customer or vendor advance was recognized in the accompanying financial statements as of and for the three and six months ended July 31, 2026.

In August 2026, the Company acquired and placed into service two computer systems for use in its operations at an aggregate cost of approximately $9,506. The purchase costs were reimbursed to an officer based on the documented amounts originally paid for the equipment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future financial performance. In some cases, forward-looking statements may be identified by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements are predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by such forward-looking statements.

These forward-looking statements reflect management’s current expectations, estimates, and assumptions as of the date of this report and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied. No assurance can be given that the anticipated results or events will occur. Except as required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

DESCRIPTION OF BUSINESS

GENERAL

Business Overview: AI-Native Company Operating System and Forward-Deployed Solutions

Glidelogic Corp. is an artificial intelligence technology and business solutions company developing a modular, AI-native operating framework for commercial enterprises. The Company’s long-term objective is to establish an AI-based operating system that can be adapted across different businesses and industries, enabling artificial intelligence to function as an integrated operating layer rather than as a collection of standalone tools.

The Company uses a forward-deployed operating model to identify customer needs, understand existing business processes, design AI-enabled workflows and coordinate the implementation of practical solutions within customer operations. Through this approach, the Company seeks to gain a detailed understanding of how each customer conducts its business and to convert customer-specific implementations into reusable technologies, workflows and operating modules.

The Company’s current operating focus consists of four interconnected areas:

1.AI Business Transformation

The Company applies artificial intelligence to improve and automate traditional business workflows. These services may include workflow analysis, process redesign, information management, research, document preparation, internal administration, customer operations and other business functions that can benefit from AI-assisted execution and decision support.

2.AI Financial Solutions

The Company applies artificial intelligence to support commercial financing workflows, including identifying potential financing opportunities, organizing business and transaction information, assisting with application materials and coordinating information among customers and third-party financing providers. These solutions are intended to help businesses pursue working-capital, receivables, supply-chain and order-financing opportunities more efficiently.

3.AI Content Production and Intellectual Property

The Company develops and uses AI-assisted workflows for research, writing, long-form narrative development, scripts, novels, visual concepts, comics, short-form productions and other creative materials. These capabilities may be used to develop standalone intellectual property or to produce the content required to support marketing, branding, commerce and customer-engagement activities.

4.AI Marketing and Commerce

The Company applies artificial intelligence to the planning, execution and management of marketing and commerce activities. These services may include campaign planning, marketing-budget administration, content deployment, spending controls, performance analysis, customer acquisition, sales support and commission-based commercial activities. AI Content Production provides the creative materials used in these activities, while AI Marketing and Commerce focuses on their deployment, management and commercial performance.

The Company works with affiliated service providers as part of its operating model. Streamline USA, Inc. provides software design, research and development, technical consulting and implementation services for certain Company projects. Propaganda GEM Inc., an entertainment-marketing agency established in 1991, provides entertainment-marketing, brand-development, content-commercialization and related industry support when required by a project. Glidelogic’s role is to manage the customer-facing process, develop the solution strategy, coordinate project delivery and guide the development of reusable components within its broader AI-native operating framework.

The Company maintains a lean and flexible operating structure and intends to use artificial intelligence to increase the level of automation applied to research, analysis, documentation, development support and consulting activities. Human direction and review remain part of the Company’s current delivery process. Over time, the Company intends to increase automation while concentrating its internal resources on customer engagement, forward-deployed implementation and platform strategy.

REVENUE

The Company’s revenue model is based on providing AI-enabled business services and participating in the commercial results created through those services. The Company currently emphasizes project-based engagements and intends to develop additional recurring, transaction-based and performance-based revenue opportunities as its operating framework becomes more standardized and reusable.

The Company’s potential revenue sources correspond to its four operating areas:

1.AI Business Transformation Revenue

The Company may generate project, consulting, implementation and management fees from the analysis, design and deployment of AI-enabled business workflows. Depending on the engagement, the Company may also provide continuing support, workflow management or access to reusable software and operating modules.

2.AI Financial Solutions Revenue

The Company may earn consulting, referral, implementation or success-based fees by assisting commercial customers with financing-related workflows and connecting qualified businesses with third-party financing providers. The Company’s role is focused on technology, information preparation, workflow coordination and commercial support.

3.AI Content Production and Intellectual Property Revenue

The Company may generate revenue from content-development services, production fees, licensing, distribution, royalties and other forms of intellectual-property commercialization. AI-generated or AI-assisted content may be commercialized independently or used as part of broader marketing and commerce engagements.

4.AI Marketing and Commerce Revenue

The Company may earn marketing-management fees, campaign service fees, performance-based compensation, sales commissions, brand-integration fees and other commerce-related compensation. Revenue may be associated with managing marketing activities, deploying content, supporting customer acquisition or participating in sales generated through Company-managed commercial programs.

The Company intends to use experience gained from individual customer engagements to develop repeatable workflows and modular solutions. If successful, this approach may allow the Company to supplement project-based revenue with recurring service, platform, licensing and transaction-based revenue. The timing and amount of revenue from any particular source will depend on customer adoption, project requirements, contractual arrangements and commercial performance.

MARKETING

The Company’s marketing strategy is centered on direct engagement with commercial enterprises that are seeking to integrate artificial intelligence into existing business operations. Rather than marketing a single standardized software product, the Company initially works with customers to identify operational challenges and determine where AI-enabled workflows can produce practical business value.

The Company’s forward-deployed approach is an important part of its customer-development strategy. By working directly with customers and adapting solutions to their existing operations, the Company seeks to demonstrate value through implementation. Successful deployments may generate referrals, expanded assignments and opportunities to apply similar solutions to other customers and industries.

The Company also intends to market its four operating areas as parts of an integrated business framework. AI Business Transformation addresses general operating workflows. AI Financial Solutions supports access to commercial financing opportunities. AI Content Production creates the written, visual and intellectual-property materials required by businesses. AI Marketing and Commerce deploys those materials through campaigns, customer acquisition and sales activities.

AI Content Production and AI Marketing and Commerce are closely connected but perform different functions. The content operation is responsible for researching, designing and producing creative materials. The marketing and commerce operation is responsible for selecting channels, administering campaigns and budgets, monitoring performance and converting customer attention into commercial activity.

Propaganda GEM Inc. may support the Company’s marketing activities through its experience in entertainment marketing, brand integration, content commercialization and industry relationships. Streamline USA, Inc. may support demonstrations, integrations and technical implementations required during the customer-development process.

The Company expects to use a combination of direct business development, management relationships, strategic referrals, affiliated-company resources, project demonstrations and performance-based case studies to acquire customers. The Company also intends to use its own AI capabilities to improve market research, content preparation, campaign analysis and customer follow-up.

COMPETITION

The markets for artificial intelligence, business consulting, financial technology, content production, digital marketing and commerce services are highly competitive and continue to evolve rapidly. The Company may compete with enterprise software providers, AI consulting firms, systems integrators, financial-technology platforms, financing intermediaries, content-production companies, marketing agencies and companies offering specialized AI applications.

Many existing and potential competitors have greater financial, technical, personnel, marketing and customer resources than the Company. Competitors may also have more established products, larger customer bases, broader distribution channels and greater access to capital. The Company’s ability to compete will depend on its ability to deliver useful customer outcomes, adapt to changes in AI technology, manage projects effectively and convert customer-specific work into reusable capabilities.

Strategic Positioning

The Company does not intend to compete primarily by developing general-purpose foundation models. Instead, it seeks to apply available artificial-intelligence technologies to practical business operations through an integrated, forward-deployed approach.

The Company believes its competitive positioning is based on the combination of:

1.direct engagement with customers to understand operational requirements;

2.the integration of business transformation, financial workflows, content production, marketing and commerce within a coordinated operating framework;

3.the ability to combine customer-specific implementation with the development of reusable modules;

4.access to affiliated technical-development and entertainment-marketing capabilities; and

5.a lean operating structure that allows the Company to adapt its resources to individual customer and project requirements.

Unlike standalone AI tools that address a single task, the Company seeks to coordinate multiple functions across the customer’s operating process. Unlike traditional consulting or marketing firms that may rely primarily on manual execution, the Company intends to increase the use of AI throughout research, analysis, documentation, implementation support, content production and performance management.

The Company’s forward-deployed model is intended to create a recurring development cycle in which customer engagement informs solution design, project implementation produces operating experience, and that experience is used to develop more standardized and reusable capabilities. The Company believes this process may improve the efficiency and scalability of future deployments, although its ability to achieve these benefits will depend on execution, customer adoption and continued technological development.

Operational Competitive Advantage

The Company believes its principal operational advantage is the combination of a lean organizational structure, AI-enabled internal processes and access to affiliated technical and marketing resources. This structure allows the Company to concentrate its internal efforts on customer engagement, solution architecture, project coordination and platform strategy while using specialized resources for technical development and entertainment-marketing execution.

As the Company completes additional customer engagements, it intends to incorporate the resulting operational knowledge into its modular AI-native framework. The Company believes that the continuing conversion of project experience into reusable workflows and operating modules may strengthen its ability to serve future customers efficiently and differentiate its services from standalone AI tools and traditional service providers.

EMPLOYEES; IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

As of July 31, 2026, the Company had two employees: Mr. Dapeng Ma, the Company’s President and a director, and Mr. Yitian Xue, the Company’s Chief Executive Officer, Chief Financial Officer and a director. Mr. Ma and Mr. Xue were appointed as directors of the Company on May 15, 2023 and jointly oversee the Company’s day-to-day operations. The Company may hire additional employees as needed.

INSURANCE

The Company does not currently maintain business liability insurance. As a result, the Company may be exposed to uninsured losses or liabilities arising from its operations, including the costs of defending legal proceedings and satisfying any resulting judgment. Any significant uninsured loss or liability could have a material adverse effect on the Company’s financial condition and ability to continue operations. The Company will evaluate its insurance needs as its business and operations develop.

OFFICES

As of July 31, 2026, the Company’s principal executive office is located at 8275 S. Eastern Ave., Suite 200-#406, Las Vegas, Nevada 89123.

GOVERNMENT REGULATION

The Company is required to comply with the laws, regulations, rules, and directives of governmental authorities applicable to its business in each jurisdiction in which it operates. Although management does not currently expect such regulation to have a material adverse effect on the Company’s operations, changes in applicable laws or regulations, or the Company’s failure to comply with them, could adversely affect its business, financial condition, and results of operations.

LEGAL PROCEEDINGS

As of July 31, 2026, the Company was not a party to any material pending legal proceeding and was not aware of any material legal proceeding threatened against the Company. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business.

RESULTS OF OPERATIONS

For the three and six months ended July 31, 2026, the Company generated revenue of $160,038, compared with no revenue and revenue of $77, respectively, for the corresponding periods in 2025. Cost of revenue was $100,500 for both current-year periods, compared with no cost of revenue for either corresponding prior-year period, resulting in gross profit of $59,538 for both the three- and six-month periods ended July 31, 2026. The current-period revenue and related cost of revenue were primarily attributable to a project-based AI workflow optimization and advisory engagement for which Streamline USA, Inc., a related party, provided project-related professional services. Operating expenses were $24,344 for the three months ended July 31, 2026, compared with $23,030 for the corresponding period in 2025, an increase of $1,314. Operating expenses were $51,556 for the six months ended July 31, 2026, compared with $37,997 for the corresponding period in 2025, an increase of $13,559. The six-month increase was primarily attributable to higher professional fees and travel and business-relations expenses. The Company reported net income of $35,194 and $7,982 for the three and six months ended July 31, 2026, respectively, compared with net losses of $23,030 and $37,920 for the corresponding periods in 2025.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Accordingly, the financial statements do not include any adjustments to the carrying amounts and classification of assets and liabilities that might be necessary if the Company were unable to continue as a going concern.

The Company remains focused on developing additional and more consistent sources of revenue under the business plan described in this report. Although the Company generated revenue during the current period, substantially all of such revenue was derived from a single project-based engagement and does not yet represent an established recurring source of revenue. The Company may require additional capital to support its operations and long-term business objectives and may seek such capital through equity financing, related-party funding, or other available financing alternatives. There can be no assurance that the Company will be able to obtain sufficient additional financing on acceptable terms, or at all.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2026, the Company’s total assets were $13,757, consisting of $11,474 in current assets and $2,283 in fixed assets, compared with total assets of $5,196 as of January 31, 2026, consisting of $2,703 in current assets and $2,493 in fixed assets.

As of July 31, 2026, the Company’s current liabilities were $131,687 and its stockholders’ deficit was $117,930, compared with current liabilities of $131,108 and a stockholders’ deficit of $125,912 as of January 31, 2026.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months ended July 31, 2026, net cash flows used in operating activities was $1,325.

For the six months ended July 31, 2025, net cash flows used in operating activities was $55,349.

The decrease in cash used in operating activities was primarily attributable to improvement in net operating results, a smaller decrease in accounts payable, a smaller increase in prepaid expenses, and the absence of a decrease in customer prepayments during the current-year period.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended July 31, 2026, net cash provided by or used in investing activities was $0.

For the six months ended July 31, 2025, net cash provided by or used in investing activities was $0.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended July 31, 2026, net cash provided by financing activities was $1,406.

For the six months ended July 31, 2025, net cash provided by financing activities was $55,391.

The net cash provided by financing activities during the current period reflected funding from related-party notes payable, substantially offset by repayments made during the period. The decrease compared to the prior-year period was primarily attributable to lower net related-party funding.

During the current period, the Company generated revenue from a project-based customer engagement, reducing its reliance on related-party funding compared to the corresponding prior-year period. However, because this revenue does not yet represent an established recurring source of revenue, the Company continues to rely on its controlling shareholders and related-party loans to support its operations and may require additional financing.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable. As a smaller reporting company, the Company is not required to provide the information required by this Item.

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

An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 31, 2026. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2026.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of July 31, 2026, the Company was not a party to any material pending legal proceeding and was not aware of any material legal proceeding threatened against the Company. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business.

ITEM 1A. RISK FACTORS

Not applicable. As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed or furnished, as applicable, as part of this report:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, Nevada, on September 14, 2026.

GLIDELOGIC CORP.

By:	/s/ Yitian Xue
	Name:	Yitian Xue
	Title:	Chief Executive Officer / Chief Financial Officer